Form 10QSB
period 2007-01-31
La Solucion Inc
filed 2007-04-19
CIK 1345444

============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-141054

LA SOLUCION, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	20-3079717
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7425 Brighton Village Dr.
Chapel Hill, North Carolina 27515
(Address of principal executive offices)

(919) 538-2305
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant is a Shell company (as defined in Rule 12b-2 of the Exchange Act: Yes [ ] No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of April 17, 2007, the total number of shares issued and outstanding is: 6,666,000.

=============================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS

LA SOLUCION, INC.
(A Development Stage Company)
BALANCE SHEETS

		January 31,
		2007	October 31,
		(unaudited)	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$81,859	$109,383

TOTAL ASSETS		$81,859	$109,383

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		$6,327	$2,388
TOTAL CURRENT LIABILITIES		6,327	2,388

TOTAL LIABILITIES		6,327	2,388

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized; $0.0001
par value; 0 shares issued and outstanding
Common stock, 100,000,000 shares authorized; $0.0001
par value; 6,666,000 shares issued and outstanding		666	666
Additional paid-in capital		165,994	165,994
Accumulated deficit during development stage		(91,128)	(59,665)
TOTAL STOCKHOLDERS' EQUITY		75,532	106,995

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY		$81,859	$109,383

The accompanying condensed notes are an integral part of these financial statements.

LA SOLUCION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From Inception
	Three Months		Three Months		(April 22, 2005)
	Ended		Ended		through
	January 31,		January 31,		January 31,
	2007		2006		2007
	(unaudited)		(unaudited)		(unaudited)

REVENUES	$-		$-		$-

EXPENSES
General and administrative	22,929		736		62,066
Professional fees	9,159		2,000		33,700
Total Expenses	32,088		2,736		95,766

LOSS FROM OPERATIONS	(32,088)		(2,736)		(95,766)

OTHER INCOME
Interest	625		956		4,638
Total Other Income	625		956		4,638

NET LOSS BEFORE TAXES	(31,463)		(1,780)		(91,128)

INCOME TAX EXPENSE	-		-		-

NET LOSS	$(31,463	) $	(1,780	) $	(91,128)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01	) $	nil		$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	6,666,000		6,691,708

The accompanying condensed notes are an integral part of these financial statements.

LA SOLUCION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
	Three Months	Three Months	(April 22, 2005)
	Ended	Ended	through
	January 31,	January 31,	January 31,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,463)	$(1,780)	$(91,128)
Adjustments to reconcile net loss to net cash used by
operating activities:
Accounts payable increase	3,939	-	6,327
Net cash used by operating activities	(27,524)	(1,780)	(84,801)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	197,510
Purchase of treasury stock	-	(30,850)	(30,850)
Net cash provided by financing activities	-	(30,850)	166,660

NET INCREASE (DECREASE) IN CASH	(27,524)	(32,630)	81,859

CASH, BEGINNING OF PERIOD	109,383	194,446	-

CASH, END OF PERIOD	$81,859	$161,816	$81,859

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

LA SOLUCION, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2007

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

La Solucion, Inc. (hereinafter, the “Company”) was incorporated on April 22, 2005 in the State of Delaware.

The principal business of the Company is to provide daily assistance, such as facilitation of the processes relating to banking, renting an apartment, etc., to the non-English speaking Hispanic population in North Carolina. The Company’s year-end is October 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended October 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ending January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31. 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of La Solucion, Inc. is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Pronouncements - Recent
In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex

LA SOLUCION, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2007

hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter “SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 158 will have on its disclosure requirements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its disclosure requirements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material immediate impact on its financial reporting. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial

LA SOLUCION, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2007

instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 133”), as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

At January 31, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and

LA SOLUCION, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2007

is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, and accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at the reporting dates.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At January 31, 2007, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $31,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been recorded. The significant components of the net deferred tax asset were as follows:

	January 31,	October 31,
	2007	2006
Net operating loss carryforward	$90,000	$60,000
Deferred tax asset	$31,000	$20,400
Deferred tax asset valuation allowance	(31,000)	(20,400)
Net deferred tax asset	$-	$-

At January 31, 2007, the Company has net operating loss carryforwards of approximately $90,000 which begin to expire in the year 2025. The net change in valuation allowance between October 31, 2006 and January 31, 2007 is $10,600.

LA SOLUCION, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2007

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

NOTE 3 – CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001. As of January 31, 2007, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization in fiscal year 2005, the Company issued 5,000,000 shares of common stock for a total of $50 in cash and 1,974,500 shares of common stock to investors for a total of $197,460 in cash.

In fiscal year 2006, the Company purchased back and retired 308,500 shares of common stock for a total of $30,850.

NOTE 4 – STOCK OPTIONS

On June 3, 2005, the Company’s board approved the 2005 Equity Compensation Plan. Under the Plan the Company may grant stock options and issue up to 1,300,000 restricted shares of common stock thereunder. As of January 31, 2007, the Company has not issued any options under the plan.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up corporation and have not yet generated or realized any revenues from our business operations.

     We are not going to buy or sell any plant or significant equipment during the next twelve months.

     We raised $166,600 in a private placement. We believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. We expect to hire at least two additional employees in the near future.

     We intend to accomplish the foregoing through the following milestones:

1.

We are contacting respected and successful Hispanic businessmen who are helping us connect directly with potential clients. We will attend trade shows that are oriented towards meeting new clients in these fields such as those annually sponsored by the University of North Carolina in Chapel Hill and similar conferences sponsored by the Raleigh Chamber of Commerce. We have hired an outside web designer to begin development of the website. As more clients are added and as our customer database expands, we will continue to upgrade the website including testimonials from satisfied clients. It will cost a minimum of $3,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. The website is operational and the database is anticipated to be ready within 60 to 90 days. Upgrades will be ongoing during the life of our operations.

2.

Our marketing program will include personal selling in conjunction with direct mail and telephone surveys. Our president and CEO Raymond Tejeda-Acevedo is conducting our promotion. He introduces us and our translation features. He gauges interest and opportunity while attempting to gain commitments for our services. Sourcing potential clients consists of telephone surveys and may contain questions that would “qualify” the potential clients. We have devoted $50,000 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within the next 60 days.

     3.     Within 60 days, we believe that we will begin generating fees from our services.

     If we are unable to negotiate sufficient translation and facilitation services we may have to suspend or cease operations. If we cannot generate sufficient fees to continue operations, we will suspend or cease operations. If we cease operations, we do not have any plans to do anything else.

Limited Operating History; Need for Additional Capital

     There is limited historical financial information about us upon which to base an evaluation of our performance. We have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we have to attract customers and generate revenues. We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     To meet our need for cash we raised $166,600 from our private placement. These funds will last at least one year.

     Since inception, we have issued 5,000,000 shares of our common stock and received $50 and sold 1,666,000 shares of our common stock and raised $166,600.

As of the date of this report, we have not generated any revenues.

     We issued 5,000,000 shares of common stock to Raymond Tejeda-Acevedo pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. The purchase price of the shares was $50. This was accounted for as a purchase of shares.

     We issued 1,666,000 shares of common stock to 45 persons and raised approximately $166,600 pursuant to the exemption from registration contained in Reg. 506 of the Securities Act 1933. This was accounted for as a purchase of shares.

     As of January 31, 2007, our total assets were $81,859 and our total liabilities were $6,327.

Recent Accounting Pronouncements

     In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

     In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 158 will have on its disclosure requirements.

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its disclosure requirements.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter "FIN 48"), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material immediate impact on its financial reporting. The Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

     In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

ITEM 3.      CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     (b) Changes in Internal Controls over Financial Reporting: There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II OTHER INFORMATION

ITEM 6.     EXHIBITS.

     The following Exhibits are attached hereto:

Exhibit No. Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of April, 2007.

LA SOLUCION, INC.

BY: RAYMOND TEJEDA-ACEVEDO
       Raymond Tejeda-Acevedo, President,
       Principal Executive Officer, Treasurer,
       Principal Accounting Officer, Principal
       Financial Officer and a member of the Board of Directors