Form 10QSB/A
period 2007-01-31
La Solucion Inc
filed 2007-05-24
CIK 1345444

=======================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

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

Indicate by check mark whether the Registrant is a Shell company (as defined in Rule 12b-2 of the Exchange Act: Yes [X] No [  ]

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

========================================================================================

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of May, 2007.

LA SOLUCION, INC.

BY:	RAYMOND TEJEDA-ACEVEDO
Raymond Tejeda-Acevedo, President, Principal
Executive Officer, Treasurer, Principal
Accounting Officer, Principal Financial Officer
and a member of the Board of Directors