Form 10QSB
period 2007-04-30
La Solucion Inc
filed 2007-06-14
CIK 1345444

=========================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of June 13, 2007, the total number of shares issued and outstanding is: 6,660,000.

===================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

LA SOLUCION, INC.
(A Development Stage Company)
BALANCE SHEETS

	April 30,
	2007	October 31,
	(unaudited)	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$46,225	$109,383

TOTAL ASSETS	$46,225	$109,383

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,182	$2,388
TOTAL CURRENT LIABILITIES	13,182	2,388

TOTAL LIABILITIES	13,182	2,388

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized; $0.0001
par value; 0 shares issued and outstanding	-	-
Common stock, 100,000,000 shares authorized; $0.0001
par value; 6,666,000 shares issued and outstanding	666	666
Additional paid-in capital	165,994	165,994
Accumulated deficit during development stage	(133,617)	(59,665)
TOTAL STOCKHOLDERS' EQUITY	33,043	106,995

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$46,225	$109,383

The accompanying condensed notes are an integral part of these interim financial statements.

LA SOLUCION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

									From
									Inception
									(April 22,
		Three Months		Three Months		Six Months		Six Months	2005)
		Ended		Ended		Ended		Ended	through
		April 30,		April 30,		April 30,		April 30,	April 30,
		2007		2006		2007		2006	2007
		(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)

REVENUES		$-		$-		$-		$-	$-

EXPENSES
General and administrative		17,807		-		41,736		736	78,332
Professional fees		30,719		7,407		33,209		9,407	60,291
Total Expenses		48,526		7,407		74,945		10,143	138,623

LOSS FROM OPERATIONS		(48,526)		(7,407)		(74,945)		(10,143)	(138,623)

OTHER INCOME
Interest		368		1,249		993		2,205	5,006
Total Other Income		368		1,249		993		2,205	5,006

NET LOSS BEFORE TAXES		(48,158)		(6,158)		(73,952)		(7,938)	(133,617)

INCOME TAX EXPENSE		-		-		-		-	-

NET LOSS		$(48,158)		$(6,158)		$(73,952)		(7,938)	$(133,617)

BASIC AND DILUTED NET LOSS PER	$	nil	$	nil	$	nil	$	nil
SHARE

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING		6,666,000		6,691,708		6,666,000		6,691,708

The accompanying condensed notes are an integral part of these interim financial statements.

LA SOLUCION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
	Six Months	Six Months	(April 22, 2005)
	Ended	Ended	through
	April 30,	April 30,	April 30,
	2007	2006	2007
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,952)	$(7,938)	$(133,617)
Adjustments to reconcile net loss to net cash used by operating activities:
Accounts payable increase (decrease)	10,794	-	13,182
Net cash used by operating activities	(63,158)	(7,938)	(120,435)

CASH FLOWS FROM INVESTING ACTIVITIES:			-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash advances	-	-	197,510
Purchase of treasury stock	-	(30,850)	(30,850)
Net cash provided by financing activities	-	(30,850)	166,660

NET INCREASE (DECREASE) IN CASH	(63,158)	(38,788)	46,225

CASH, BEGINNING OF PERIOD	109,383	194,446	-

CASH, END OF PERIOD	$46,225	$155,658	$46,225

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying condensed notes are an integral part of these interim financial statements.

LA SOLUCION, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
April 30, 2007

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

La Solucion, Inc. (hereinafter, the “Company”) was incorporated on April 22, 2005 in the State of Delaware and is considered a development stage company.

The principal business of the Company is to provide daily assistance, such as facilitation of the processes relating to banking, renting an apartment, etc., to the non-English speaking Hispanic population in North Carolina. The Company’s year-end is October 31.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended October 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ending April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.

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

Accounting Pronouncements - Recent
In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities

LA SOLUCION, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
April 30, 2007

to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of its operations.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 158 will have on its disclosure requirements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its disclosure requirements.

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

LA SOLUCION, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
April 30, 2007

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

At April 30, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding.

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

LA SOLUCION, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
April 30, 2007

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At April 30, 2007, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $45,600 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been recorded. The significant components of the net deferred tax asset were as follows:

	April 30,	October 31,
	2007	2006

Net operating loss carryforward	$134,000	$60,000

Deferred tax asset	$45,600	$20,400
Deferred tax asset valuation allowance	(45,600)	(20,400)

Net deferred tax asset	$-	$-

At April 30, 2007, the Company has net operating loss carryforwards of approximately $134,000 which begin to expire in the year 2025. The change in valuation allowance was $25,200 from October 31, 2006 to April 30, 2007.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company’s accumulated deficit or net losses presented.

Stock-Based Compensation
The Company measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period. In accordance with Statement of Financial Accounting Standards No. 123 (R), the fair value of stock options and warrants granted are estimated using the Black-Scholes option pricing model.

LA SOLUCION, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
April 30, 2007

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

NOTE 3 – CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001. As of April 30, 2007, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization in fiscal year 2005, the Company issued 6,974,500 shares of common stock for a total of $197,510 in cash.

In fiscal year 2006, the Company purchased back and retired 308,500 shares of common stock for a total of $30,850.

NOTE 4 – STOCK OPTIONS

On June 3, 2005, the Company’s board approved the 2005 Equity Compensation Plan to issue up to 1,300,000 non-qualified stock options. As of April 30, 2007, the Company has not issued any options under the plan.

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

2.

Our marketing program will include personal selling in conjunction with direct mail and telephone surveys. Our president and CEO Raymond Tejeda-Acevedo is conducting our promotion. He introduces us and our translation features. He gauges interest and opportunity while attempting to gain commitments for our services. Sourcing potential clients consists of telephone surveys and contains questions that would “qualify” the potential clients. We have devoted $50,000 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within the next 60 days.

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

Liquidity and Capital Resources

     To meet our need for cash we raised $166,600 from our private placement. We anticipate that these funds will last at least one year.

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

     As of April 30, 2007, our total assets were $46,225 and our total liabilities were $13,182.

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
U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of
2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of June, 2007.

LA SOLUCION, INC.

BY: RAYMOND TEJEDA-ACEVEDO
Raymond Tejeda-Acevedo, President, Principal
Executive Officer, Treasurer, Principal
Accounting Officer, Principal Financial Officer
and a member of the Board of Directors