Form 10QSB
period 2007-07-31
La Solucion Inc
filed 2007-09-14
CIK 1345444

=============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2007

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

As of September 13, 2007, the total number of shares issued and outstanding is: 6,666,600.

=============================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS

LA SOLUCION, INC.
(A Development Stage Company)
BALANCE SHEETS

		July 31,
		2007	October 31,
		(unaudited)	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$12,933	$109,383

TOTAL ASSETS		$12,933	$109,383

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		$2,431	$2,388
TOTAL CURRENT LIABILITIES		2,431	2,388

TOTAL LIABILITIES		2,431	2,388

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized; $0.0001
par value; 0 shares issued and outstanding		-	-
Common stock, 100,000,000 shares authorized; $0.0001
par value; 6,666,000 and 6,666,600 shares issued and
outstanding, respectively		666	666
Additional paid-in capital		165,994	165,994
Accumulated deficit during development stage		(156,158)	(59,665)
TOTAL STOCKHOLDERS' EQUITY		10,502	106,995

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY		$12,933	$109,383

The accompanying condensed notes are an integral part of these financial statements.

LA SOLUCION, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

										From Inception
		Three Months		Three Months		Nine Months		Nine Months		(April 22, 2005)
		Ended		Ended		Ended		Ended		through
		July 31,		July 31,		July 31,		July 31,		July 31,
		2007		2006		2007		2006		2007
		(unaudited)		(unaudited)		(unaudited)		(unaudited)		(unaudited)

REVENUES		$-		$-		$-		$-		$-

EXPENSES
General and administrative		18,256		10,730		59,992		11,465		96,589
Professional fees		4,330		10,678		37,539		20,086		64,620
Total Expenses		22,586		21,408		97,531		31,551		161,209

LOSS FROM OPERATIONS		(22,586)		(21,408)		(97,531)		(31,551)		(161,209)

OTHER INCOME
Interest		44		960		1,038		3,165		5,051
Total Other Income		44		960		1,038		3,165		5,051

NET LOSS BEFORE TAXES		(22,542)		(20,448)		(96,493)		(28,386)		(156,158)

INCOME TAX EXPENSE		-		-		-		-		-

NET LOSS		$(22,542	) $	(20,448	) $	(96,493	) $	(28,386	) $	(156,158)

BASIC AND DILUTED NET LOSS PER
SHARE	$	nil	$	nil		$(0.01	) $	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES
OUTSTANDING		6,666,000		6,691,708		6,666,000		6,691,708

The accompanying condensed notes are an integral part of these financial statements.

LA SOLUCION, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

					From Inception
	Nine Months		Nine Months		(April 22, 2005)
	Ended		Ended		through
	July 31,		July 31,		July 31,
	2007		2006		2007
	(unaudited)		(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(96,493	) $	(28,386	) $	(156,158)
Adjustments to reconcile net loss to net cash used by
operating activities:
Accounts payable increase(decrease)	43		-		2,431
Net cash used by operating activities	(96,450)		(28,386)		(153,727)

CASH FLOWS FROM INVESTING ACTIVITIES:	-		-		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash advances	-		-		197,510
Purchase of treasury stock	-		(30,850)		(30,850)
Net cash provided by financing activities	-		(30,850)		166,660

NET INCREASE (DECREASE) IN CASH	(96,450)		(59,236)		12,933

CASH, BEGINNING OF PERIOD	109,383		194,446		-

CASH, END OF PERIOD	$12,933		$135,210		$12,933

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-		$-		$-
Income taxes paid	$-		$-		$-

The accompanying condensed notes are an integral part of these financial statements.

LA SOLUCION, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended October 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ending July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31. 2007.

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

Accounting Pronouncements - Recent
In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (hereinafter “SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial

F-4

LA SOLUCION, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS

position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. Management does not expect the adoption of SFAS 158 to have an immediate material effect on the Company’s financial condition or results of operations.

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $156,158 incurred through July 31, 2007. The Company has no revenues and limited cash. Management has established plans to begin generating revenues. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. The Company expects to be able to control its cash outflows based upon funds received.

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

LA SOLUCION, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS

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

At July 31, 2007, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

At July 31, 2007, the Company had deferred tax assets calculated at an expected rate of 34% of approximately $53,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will

LA SOLUCION, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS

realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been recorded. The significant components of the net deferred tax asset were as follows:

	July 31, 2007	October 31, 2006
Net operating loss carryforward	$156,000	$60,000
Deferred tax asset	$53,000	$20,400
Deferred tax asset valuation allowance	(53,000)	(20,400)
Net deferred tax asset	$-	$-

At July 31, 2007, the Company has net operating loss carryforwards of approximately $156,000 which begin to expire in the year 2025. The change in the valuation allowance was $32,600 from October 31, 2006 to July 31, 2007.

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

NOTE 3 – CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001. As of July 31, 2007, the Company has not issued any preferred stock.

LA SOLUCION, INC.
(A Development Stage Company)
CONDENSED NOTES TO FINANCIAL STATEMENTS

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

NOTE 4 – STOCK OPTIONS

On June 3, 2005, the Company’s board approved the 2005 Equity Compensation Plan to issue up to 1,300,000 non-qualified stock options. As of July 31, 2007, the Company has not issued any options under the plan.

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

     As of July 31, 2007, our total assets were $12,933 and our total liabilities were $2,431.

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

ITEM 3.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of September, 2007.

LA SOLUCION, INC.

BY:  RAYMOND TEJEDA-ACEVEDO
        Raymond Tejeda-Acevedo, President, Principal
        Executive Officer, Treasurer, Principal
        Accounting Officer, Principal Financial Officer
       and a member of the Board of Directors

EXHIBIT INDEX

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