Form 10KSB
period 2007-10-31
La Solucion Inc
filed 2007-12-13
CIK 1345444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 333-141054

LA SOLUCION, INC.
Exact name of registrant as specified in its charter)

Delaware	20-3079717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7425 Brighton Village Dr. Chapel Hill, North Carolina	27515
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(919) 538-2305

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year. $0

Aggregate market value of the Common Stock held by non-affiliates of the Company as of December 12, 2007: $0.

Number of shares of the registrant’s common stock outstanding as of December 13, 2007: 6,666,000 shares of Common Stock

Except as otherwise required by the context, all references in this prospectus to "we", "us”, "our", “La Solucion”, or "Company" refer to the operations of La Solucion, Inc.., a Delaware corporation.

Forward-Looking Statements and Associated Risks

 The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain forward-looking statements. Some of the statements contained in this annual report of the Company discuss future expectations, contain projections of our operations or financial condition or state other forward-looking information. Some statements contained in this annual report on Form 10-KSB that are not historical facts (including without limitation statements to the effect that we "believe," "expect," "anticipate," "plan," "intend," "foresee," or other similar expressions) and are forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those anticipated by us. All comments concerning our expectations for future revenue and operating results are based on our forecasts of our plan of operation and do not include the potential impact of any future acquisitions or operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements.

PART I
Item 1. Description of Business.

General

We were incorporated in the State of Delaware in April, 2005. We maintain our statutory registered agent's office at the Corporation Trust Center, 1209 Orange Street, Wilmington, Delaware, 19801, New Castle County. Our registered agent is The Corporation Trust Company. Our business office is located at 100 Europa Drive, Chapel Hill, NC 27517. Our mailing address is P.O. Box 3254, Chapel Hill, North Carolina 27515.

We have no revenues, have incurred losses since inception, and have limited operations.

Products and Services

We plan to provide assistance to the non-English speaking Hispanic population in building and maintaining a life in North Carolina.

Our services will include, but are not limited to, establishing ties and assisting its residents by providing services such as language translation and the facilitation of the necessary processes and procedures related to banking; renting apartments, buying homes, connecting gas, power, water and telephone for new residences; getting auto, home, and medical insurance; finding doctors, real estate agents, attorneys, and daycare; registering for classes at local schools, finding jobs, filling out employment applications; gaining citizenship, filing tax forms; and buying a car, properly getting a drivers license, tags and inspections on automobiles.

Prices for our services will vary based on the individual needs and requirements of individual clients.

Getting a drivers license, finding lodging or work, matriculating the children in schools can be an intimidating and sometimes impossible task. Therefore, our company name will be La Solucion, which in direct translation means The Solution.

Industry

Based on 2000 Census data, the Hispanic population in the United States has increased from 22 million in 1990 to 35.2 million in 2000. According to Migration Information Source (www.migrationinformation.org), California, Texas and Florida had the largest number of foreign-born Hispanics, however, North Carolina, Georgia and Arkansas had the greatest growth in Hispanic population between 1990 and 2000. These trends have continued through 2004, and are expected to continue into the foreseeable future. According to the NC Division of Social Services, the term Hispanic refers to a person who can trace their heritage back to any Spanish-speaking country. Since many Hispanic residents were not born in the United States and do not speak English, significant problems have been noted within the Hispanic communities.

Based on these figures, and our established contacts currently in North Carolina, we have decided to begin our operations in eastern North Carolina. Expansion efforts will then take us into Central and Western North Carolina. The total Hispanic population in North Carolina grew by 397% between 1990 and 2000, resulting in nearly 379,000 Hispanic residents in North Carolina at the end of 2000. However, growth of Hispanic friendly communications and interactions has been slow to catch on. This isolation from the general public resulted in communities that were almost completely cut off from  mainstream America, thus allowing Hispanics in these communities few opportunities to build a law-abiding, healthy and productive life in North Carolina. As stated by Steven A. Camarota, the research director for the Center for Immigration Studies, " Allowing in so many people from one country and region of the world may significantly slow the assimilation process by creating the critical mass necessary for linguistic, cultural, and residential isolation."

Currently, North Carolina is moving in the right direction to help Hispanics assimilate more successfully. There are at least 25 local Spanish language weekly newspapers, a variety of Spanish radio stations, and two local Spanish television networks. A full time Mexican Consulate opened in Raleigh, North Carolina in 2001, and the Administrative Office of the Courts in North Carolina secured grants to make the court system more accessible to Spanish speaking residents. According to " Voces Nuevas," a publication out of Randolph County, North Carolina, businesses and schools are also becoming more Hispanic friendly by increasing the number of bilingual employees and by printing many forms, documents, and handouts in both English and Spanish.

Despite these advances, language barriers remain an issue for Hispanics trying to build a life in North Carolina. According to " Voces Nuevas," Hispanics account for 5.9% of all US buying power, and the buying power of Hispanics in North Carolina grew by 177% during the 1990' s, yet many Hispanics have trouble spending their money in North Carolina because many cannot find service providers, and those that find service providers often cannot communicate effectively with them.

* Many Hispanics do not receive proper medical care due to the inability to find a doctor who can effectively communicate with them and also due to a lack of understanding of health insurance. According to www.lasculturas.com, only 28% of Hispanics in the US seek medical care of any kind.

* Many Hispanics are not aware of or do not understand state and local laws. According to the Burlington Police Chief Michael Gauldin, "One issue is their lack of knowledge as to things like motor vehicle laws - getting driver's licenses, insurance and tags."

* Many Hispanics do not have checking accounts due to cultural norms of not trusting banks, and due to an inability to properly fill out forms and communicate with bank employees. According to "Voces Nuevas," Hispanics "avoid banks because of difficulty communicating in English and a lack of outreach by local banks - all of which overlay distrust for financial institutions or a total lack of experience with banks." RBC Centura has recently launched an initiative in North Carolina to try to solve some of these problems and integrate the Hispanic community into the banking industry.

* Other difficulties include finding day care, buying a car, finding a place to live, understanding and gaining citizenship and paying taxes.

Our Operations and Projected Expansion

When choosing a location for our business, we compiled data from the 2000 census to determine which North Carolina counties had the highest percentage population of Hispanics and then grouped those counties by location.

Based on the results of these figures, we decided to begin our operations in the Wake, Durham, Lee and Chatham County area. Our office is located in Orange County, and our employees will be responsible for going out into the Hispanic communities and getting to know people. Hispanics tend to do business with people that they know and trust, so our initial operations will consist of attending community events, getting involved with the communities and informing residents of our business. Once a clientele base has been established, we will be in each community on a weekly basis to handle clients' needs on site and clients will also be advised to make appointments to come into our offices. A client representative will work with each client to determine their needs and then put together a continuous package of services that will be priced accordingly. Clients will also have the option to request single services as needed. The client representative will be responsible for communicating in Spanish with the client, determining and documenting all client needs, instructing clients on how to perform the necessary tasks, and then assisting the client in completing the necessary tasks. Client representatives will also be responsible for following up with each individual task, and maintaining an ongoing relationship with that client.

We will hire client representatives who are bilingual in Spanish and English. We prefer to hire employees directly from the Hispanic communities that we will be working with, or who have experience in the fields that we will be working with such as banking, legal industries, law enforcement, or immigration. Our employees will be trained to handle all services provided so that each client will have only one client service representative. Trust is the key to doing business in the Hispanic community.

After establishing operations in the Wake, Durham, Chatham and Lee County area, we will then move into areas as indicated in the table and illustration above. These areas have been chosen based on population, proximity, and lack of competition.

Client Service Representatives

We are a start up company and currently have no employees. We will be looking within local Hispanic communities to find our employees who will need to be bilingual in Spanish and English. Many of our employees will potentially join our staff upon graduating from high school. According to the Atlanta Journal-Constitution, approximately 48% of US Hispanics speak both Spanish and English very well and according to the North Carolina College Board, over 1,500 Hispanics graduated from North Carolina high schools in 2002. The number of Hispanic high school graduates in North Carolina grew rapidly in 2003 and 2004, and that growth is expected to increase further over the next 10 years.

Initially, Mr. Tejeda-Acevedo will perform the duties of office manager and client services representative. We will eventually need to hire an office manager and at least two client service representatives for the Wake, Durham, Chatham and Lee County area. We project that we may need to hire an additional 2 client service representatives within 6 months. Our goal is to hire as many client service representatives from local communities as possible. Upon expanding into our next region, the Duplin and Onslow county area, we plan to use our current office manager to initially set up the office and hire employees to staff that office location. During Year 2, we plan to expand into at least two more tri county areas.

Client Payment Process

According to "Voces Nuevas," many Hispanics prefer to do business in cash; therefore we will adopt operating procedures that allow the acceptance of cash payments for services. Upon determining the needs of a client, the client services representative will inform the client of the cost of services provided. Payment will be expected at the time of service. Clients will be billed based on an hourly fee ranging from $5.15 to $7.00 per hour.

Management Information System

We are relying on computerized information systems and data management software to ensure efficiency, timeliness, and correctness in dealing with our clients. We will also rely on secure computerized networks to ensure ease in our communications between employees and clients.

Legal Concerns

Upon the start of operations, we will work with an experienced immigration attorney to determine the legalities of working with illegal immigrants and our responsibilities in such cases. Our employees will then be instructed on the proper handling of such cases. We may also keep an immigration attorney on retainer to handle any special circumstances that may arise in this business.

Marketing

Our marketing practices will center on personal selling and word of mouth. In our industry, clients want to do business with people that they know and trust. Personal selling will be the best way to gain the initial trust of our potential clients. Our personal selling will be accomplished by actually going into the Hispanic communities and getting to know the residents and by becoming involved with community activities. Once trust is gained within the Hispanic community, word-of-mouth advertising from satisfied clients may well be our best method of attracting new clients.

Our location in the center of the research triangle area will ensure that we will be able to have face to face contact with many Hispanic communities.

Competition

The Hispanic assistance industry is relatively new and untapped, leaving many opportunities for successful business to be established. In the central North Carolina region, we found two web-based organizations currently offering services to the Hispanic community. Ayudate (www.ayudate.org) is a government funded source of basic information for Hispanics on finding housing, education for children, health care, driving information, and other resources. The information provided is general at best, and the only way to contact a person at the office is via e-mail. The web-based nature of Ayudate requires access to the Internet, thus eliminating any Hispanic who does not have access to an internet connection and e-mail.

El Pueblo (www.elpueblo.org) is a 501(c)3 non-profit organization that works in cooperation with Ayudate. This organization is more of a political action and advocacy group for Hispanics. El Pueblo focuses on improving healthcare, education, and legislation for Hispanic communities, as well as training local businesses and organizations in how to be more Hispanic friendly. The El Pueblo offices are located in downtown Raleigh, making it inaccessible to Hispanics in many of the surrounding counties where our business will be located. Also, the web-based nature of El Pueblo requires access to the Internet, thus eliminating any Hispanic who does not have access to an internet connection. It is our belief that these two organizations will be beneficial to our business as opposed to competition.

In Western North Carolina, an organization called Casa Guadalupe uses volunteers to offer services such as translation, tax assistance, immigration referrals, and advocacy services for the Hispanic communities. Currently, Casa Guadalupe is based out of Winston-Salem in Forsyth County, with other offices in Greensboro (Forsyth County), and plans to expand to Asheboro (Randolph County). Casa Guadalupe sees over 750 people a month in its offices. Again, it is our belief that this organization will be beneficial to our business as opposed to competition.

Our plans to have small offices located throughout county regions in North Carolina will allow us to quickly involve ourselves in the Hispanic communities located in those counties. Once relationships are built and a client base is grown, it will be difficult for other Hispanic assistance businesses to establish themselves in our markets. Moving quickly from one county region into another and establishing trust and relationships with the Hispanic communities will be the cornerstone of our success.

Employees

We are a start up company and currently have no employees other than our officers and directors.

Item 2. Description of Property

We maintain our statutory registered agent's office at the Corporation Trust Center, 1209 Orange Street, Wilmington, Delaware, 19801, New Castle County. Our registered agent is The Corporation Trust Company. Our business office is located at 100 Europa Drive, Chapel Hill, NC 27517. Our mailing address is P.O. Box 3254, Chapel Hill, North Carolina 27515.

Item 3.  Legal Proceedings.

The Company is not  a party to any pending or threatened legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock was approved to trade under the symbol “LSLU” on the Over the Counter Bulletin Board “OTCBB” in July 2007.  Although our common stock was approved to trade to date the stock has not traded.

Holders

As of December 12, 2007, in accordance with our transfer agent records, we had 45 record holders of our Common Stock, holding 6,666,000 shares.

Dividends

Holders of our common stock are entitled to receive dividends if, and when declared by the Board of Directors out of funds legally available therefore. We have never declared or paid any dividends on our common stock. We intend to retain any future earnings for use in the operation and expansion of our business. Consequently, we do not anticipate paying any cash dividends on our common stock to our stockholders for the foreseeable future.

Recent Sales of Unregistered Securities

None.

Item 6. Management’s Discussion and Analysis or Plan of Operations.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

We were incorporated in the State of Delaware in April, 2005. We maintain our statutory registered agent's office at the Corporation Trust Center, 1209 Orange Street, Wilmington, Delaware, 19801, New Castle County. Our registered agent is The Corporation Trust Company. Our business office is located at 100 Europa Drive, Chapel Hill, NC 27517. Our mailing address is P.O. Box 3254, Chapel Hill, North Carolina 27515.

We have no revenues, have incurred losses since inception, and have limited operations.

Plan of Operation

We are a start-up corporation and have not yet generated or realized any revenues from our business operations. We are not going to buy or sell any significant equipment during the next twelve months. We have intended to accomplish the foregoing through the following milestones but have not met such milestones at this time:

1.
We are contacting respected and successful Hispanic businessmen who are helping us connect directly with potential clients. We will attend trade shows that are oriented towards meeting new clients in these fields such as those annually sponsored by the University of North Carolina in Chapel Hill and similar conferences sponsored by the Raleigh Chamber of Commerce. Once we have completed our private placement we will hire an outside web designer to begin development of the website. As more clients are added and as our customer database expands, we will continue to upgrade the website including testimonials from satisfied clients. It will cost a minimum of $3,000 in order to have our website initially operational and $5,000 to have our database initially ready to receive information. The website is operational and the database is anticipated to be ready within 60 to 90 days of obtaining additional capital. Upgrades will be ongoing during the life of our operations.

2.
Our marketing program will include personal selling in conjunction with direct mail and telephone surveys. Our president and CEO Raymond Tejeda-Acevedo is conducting our promotion. He introduces us and our translation features. He gauges interest and opportunity while attempting to gain commitments for our services. Sourcing potential clients consists of telephone surveys and may contain questions that would "qualify" the potential clients. We have devoted $50,000 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations.

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse triangular merger (the “Merger”) involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

Results of Operations

For the period from inception through October 31, 2007, we had no revenue. Expenses for the year ended October 31, 2007 totaled $131,340 resulting in a loss of $130,302.  Expenses of $131,340 for the year consisted of $79,328 for general and administrative expenses and $52,012 for professional fees.

Expenses since inception totaled $195,018 resulting in a loss of $189,967. Expenses of $195,018 consisted of $118,465 for general and administrative expenses and $76,553 for professional fees.

Capital Resources and Liquidity

As of October 31, 2007 we had $2,830 in cash for total current assets of $2,830. We believe we can not satisfy our cash requirements for the next twelve months with our current cash. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Without adequate revenues or obtaining additional capital, we do not anticipate being able to continue with our present activities and , we will require financing to potentially achieve our profit, revenue, and growth goals.

At October 31, 2007, we had an accumulated deficit during the development stage of $189,967.  Since our inception, we have not generated any revenues and have minimal cash resources.  These conditions raise substantial doubt about our ability to continue as a going concern.  For the twelve-month subsequent period, we anticipate that our minimum operating cash requirements to continue as a going concern will be approximately $150,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

We believe that we will need additional funds to proceed with our business plan for the development and marketing of our core services. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7.  Financial Statements.

Webb & Company, P.A.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of: La Solucion, Inc.

We have audited the accompanying balance sheet of La Solucion, Inc. and as of October 31, 2007 and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. The financial statements of La Solucion, Inc. for the period April 22, 2005 (inception) to October 31, 2006 were audited by other auditors whose report was dated January 24, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of as of October 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has losses from inception of $189,967, no revenues and limited capital resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/WEBB & COMPANY, P.A.
                        WEBB & COMPANY, P.A.

Boynton Beach, Florida December 12, 2007

1501 Corporate Drive, Suite 150 • Boynton Beach, FL 33426
Telephone: (561) 752-1721 • Fox: (561) 734-8562
www.cpawebb.com

Williams & Webster, P.S.
 certified Public Accountants & Business Consultants

La Solucion, Inc.
Chapel Hill, NC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Wehave audited the accompanying balance sheets of La Solucion, Inc. (a development stage company) as of October 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of La Solucion, Inc. as of October 3 i, 2006, and the results of its operations, stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 24, 2007

LA SOLUCION, INC.
(A Development Stage Company)
BALANCE SHEETS

	October 31,	October 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash	$2,830	$109,383
Total Current Assets	2,830	109,383

TOTAL ASSETS	$2,830	$109,383

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$16,937	$2,388
Total Current liabilities	16,937	2,388

TOTAL LIABILITIES	16,937	2,388

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, 5,000,000 shares authorized; $0.0001
par value; 0 shares issued and outstanding
Common stock, 100,000,000 shares authorized; $0.0001	-	-
par value; 6,666,000 and 6,666,000 shares issued and outstanding, respectively	666	666
Additional paid-in capital	175,194	165,994
Deficit accumulated during development stage	(189,967)	(59,665)
Total Stockholders' (Deficit) Equity	(14,107)	106,995

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$2,830	$109,383

The accompanying notes are an integral part of these financial statements.

LA SOLUCION, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

			From Inception
			(April 22, 2005)
	Year Ended		through
	October 31,	October 31,	October 31,
	2007	2006	2007

REVENUES	$-	$-	$-

EXPENSES
General and administrative	79,328	33,533	118,465
Professional fees	52,012	24,541	76,553
TOTAL EXPENSES	131,340	58,074	195,018

LOSS FROM OPERATIONS	(131,340)	(58,074)	(195,018)

OTHER INCOME
Interest Income	1,038	4,013	5,051

LOSS BEFORE TAXES	(130,302)	(54,061)	(189,967)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(130,302)	$(54,061)	$(189,967)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	6,666,000	6,691,708

The accompanying notes are an integral part of these financial statements.

LA SOLUCION, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period April 22, 2005 (Inception) to October 31, 2007

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During	Total
	Number		Number		Paid-in	Development	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Stage	Equity (Deficit)

Balance, April 22, 2005 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued for cash at $0.0001 per share for founder	-	-	5,000,000	500	(450)	-	50

Common stock issued for cash at $0.10 per share for investors	-	-	1,974,500	197	197,263		197,460

Net loss for the period ended, October 31, 2005	-	-	-	-	-	(5,604)	(5,604)

Balance, October 31, 2005	-	-	6,974,500	697	196,813	(5,604)	191,906

Treasury stock purchased December 13, 2005	-	-	(308,500)	(31)	(30,819)	-	(30,850)

Net loss	-	-	-	-	-	(54,061)	(54,061)

Balance, October 31, 2006	-	-	6,666,000	666	165,994	(59,665)	106,995

In-kind contribution of services	-	-	-	-	9,200	-	9,200

Net loss	-	-	-	-	-	(130,302)	(130,302)

Balance, October 31, 2007	-	$-	6,666,000	$666	$175,194	$(189,967)	$(14,107)

The accompanying notes are an integral part of these financial statements.

LA SOLUCION, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			From Inception
			(April 22, 2005)
	Year Ended		through
	October 31,	October 31,	October 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(130,302)	$(54,061)	$(189,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in accounts payable	14,549	(152)	16,937
In-kind contribution of services	9,200	-	9,200
Net cash used by operating activities	(106,553)	(54,213)	(163,830)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock for cash	-	-	197,510
Purchase of treasury stock	-	(30,850)	(30,850)
Net cash provided by (used in) financing activities	-	(30,850)	166,660

NET INCREASE (DECREASE) IN CASH	(106,553)	(85,063)	2,830

CASH - BEGINNING OF PERIOD	109,383	194,446	-

CASH - END OF PERIOD	$2,830	$109,383	$2,830

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

LA SOLUCION, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

NOTE 1 – DESCRIPTION OF BUSINESS

La Solucion, Inc. (hereinafter, the “Company”) was incorporated on April 22, 2005 in the State of Delaware.

The principal business of the Company is to provide daily assistance, such as facilitation of the processes relating to banking, renting an apartment, etc., to the non-English speaking Hispanic population in North Carolina.  The Company’s year-end is October 31.

The Company is in the development stage and the Company’s activities during the development stage include developing a business plan and raising capital.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of La Solucion, Inc. is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the financial statements.

Accounting Method
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Pronouncements - Recent
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

LA SOLUCION, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $189,967 incurred through October 31, 2007.  The Company has no revenues and limited cash. Management has established plans to begin generating revenues. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Revenue Recognition
The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted losses per share were the same at the reporting dates as there were no common stock equivalents outstanding during 2007 and 2006.

LA SOLUCION, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and accounts payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at the reporting dates.

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

At October 31, 2007, the Company had  deferred tax assets calculated at an expected rate of 34% of approximately $61,461 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the  deferred tax asset, a valuation allowance equal to the deferred tax asset has been established at October 31, 2007.  The significant components of the deferred tax asset at October 31, 2007 were as follows:
	October 31,	October 31,
	2007	2006

Net operating loss carryforward	$180,767	$59,665

Deferred tax asset	$61,461	$20,286
Deferred tax asset valuation allowance	$(61,461)	$(20,286)

At October 31, 2007, the Company has net operating loss carryforwards of approximately $180,767 which begin to expire in the year 2025.   The change in the valuation allowance for October 31, 2006 to 2007 was an increase of $41,175.
Stock-Based Compensation
The Company measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  In accordance with Statement of Financial Accounting Standards No. 123 (R), the fair value of stock options and warrants granted are estimated using the Black-Scholes option pricing model.  No stock options were granted as of October 31, 2007 and 2006.

LA SOLUCION, INC.
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2007

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

NOTE 3 – CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001. As of October 31, 2007, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In its initial capitalization in 2005, the Company issued 6,974,500 shares of common stock for a total of $197,510 in cash.

In fiscal year 2006,  the Company purchased back and retired 308,500 shares of common stock for a total of 30,850.

In-Kind Contribution of Services
During 2007, the President of the Company contributed his services valued at $ 9,200.

NOTE 4 – STOCK OPTIONS

On June 3, 2005, the Company’s board approved the 2005 Equity Compensation Plan to issue up to 1,300,000 non-qualified stock options.   As of October 31, 2007, the Company has not issued any options under the plan.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On November 20, 2007, William & Webster, P.S. (“W&W”) was dismissed as independent auditor for the Company.  On November 20, 2007, the Company engaged Webb & Company, PA (“Webb”) as its principal independent auditor.  This decision to engage Webb was ratified by the majority approval of the Board of Directors of the Company.

The Company engaged Webb & Company, PA (“Webb”) as its new independent auditors as of November 20, 2007.  Prior to such date, the Company, did not consult with Webb regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered, or (iii) any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S- B.

Item 8A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company  in the reports that we file or submit under the Exchange Act is accumulated and communicated to  management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As part of our evaluation of our disclosure controls and procedures as of October 31, 2007, management considered the impact of weaknesses in our disclosure controls and procedures that were a potential cause for errors.  These weaknesses were as follows:

▪	we lacked sufficient accounting personnel;

The Company intends to institute additional policies to improve our disclosure controls and procedures. These include but are not limited to:

1)	hiring additional full-time accounting personnel to adequately address the deficiencies.

We believe that the implementation of this step and others will allow us, in the future, to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder.

Change in Internal Controls

Other than the matters discussed above, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during fiscal year ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our sole officer and director is:

Name and Address	Age	Position(s)

Raymond Tejeda-Acevedo	42	president, principal executive officer,
7424 Brighton Village Drive		treasurer, principal financial
Raleigh, North Carolina 27616		officer, principal accounting officer and
		director

Francisco Javier Gonzalez	48	secretary and director
127 Cameron Woods Dr.
Apex, North Carolina 27523

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Raymond Tejeda-Acevedo has served as our president, principal executive officer, secretary, treasurer, principal financial officer, principal accounting officer and sole member of the board of directors since our inception in April 2005.

Since November 1994, Mr. Tejeda-Acevedo, has been employed by Eaton Electrical Inc. in Raleigh, North Carolina. Eaton Electrical Inc. is engaged in the business of UPS Systems Support. Mr. Tejeda-Acevedo has held serveral positions with Eaton Electrical since November 1994 and is currently a customer reliability center manager and a customer service support manager.

Since April 2005, Francisco Javier Gonzalez has been our secretary and a member of the board of directors. From January 1990, to August 2002, Mr. Gonzalez served as President of Fiesta International, Inc., a multinational food retail and consulting company specializing in the needs of the Hispanic consumer. As a consultant he has worked with national food distributors and retail chains to better recognize and prepare a Hispanic food program.

From September 1996, to May 2000, Mr. Gonzalez was the President of Tropical Foods Inc., which became the largest Hispanic food distribution company in the state of North Carolina. While under his management, he was able to acquire contracts with Winn-Dixie, Piggly Wiggly, Super Kmart and many of the leading supermarkets in North Carolina and Virginia.

From April 1981, to September 1985, Mr. Gonzalez was responsible for the office automation of the Technical Support Department for New Jersey Bell Telephone during the critical time of divestiture of AT&T and the Bell companies in the mid 1980's.

From September 1985 to November 1986, Mr. Gonzalez was a consultant to the New Jersey Office of Hispanic Enterprise, serving under then Governor Kean.

From July 1984, to December 1988, Mr. Gonzalez was President of Integrity Limousine Service, a New Jersey based limousine company and was able to acquire contracts with the New York Knicks, New Jersey Nets, New York Giants, Dave Winfield, Malcom Jammar Warner, RJR-Nabisco and IBM.

From May 1986, to October 1987, Mr. Gonzalez served as Executive Vice-President of Business Development for TSM Inc., a sports management company that pursued a purchase of an NBA team.

Mr. Gonzalez has served on the board of directors for the Greater Raleigh Chamber of Commerce, Wachovia Bank, The Pan American Games Bid Committee, St. Augustine' s Celebrity Golf Classic, and IGA.

Conflicts of Interest

We do not foresee any conflicts of interest. Further, we have no policies in place to resolve any future conflicts of interest.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships between the officers and directors.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, none of our directors, executive officers, promoters, control persons, or nominees has been:

•
the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

Code of Ethics

We have not yet adopted a Code of Ethics.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent beneficial owners were timely filed as of the date of this filing.

Item 10.  Executive Compensation.

The following table sets forth the compensation paid by us from inception on April 22, 2005 through October 31, 2007, for our sole officer and director. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
						Long-Term Compensation

		Annual Compensation				Awards	Payouts

						Securities
				Other	Under	Restricted		Other
				Annual	Options/	Shares or		Annual
Names				Compen-	SARs	Restricted	LTIP	Compen-
Executive Officer and	Year	Salary	Bonus	sation	Granted	Share/Units	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)

Raymond Tejeda-	2007	0	0	0	0	0	0	0
Acevedo, President	2006	0	0	0	0	0	0	0
and Director	2005	0	0	0	0	0	0	0

Francisco Javier	2007	0	0	0	0	0	0	0
Gonzalez, Secretary	2006	4,000	0	0	0	0	0	0
and Director	2005	0	0	0	0	0	0	0

We have no employment agreements with our officers and directors. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein except our 2005 Equity Compensation Plan. We have not issued any shares under the Plan and no options have been granted thereunder.

Compensation of Directors

Our directors do not receive any compensation for serving as members of the board of directors.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Delaware.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Delaware law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the ownership of our capital stock, as of December 13, 2007, for: (i) each director; (ii) each person who is known to us to be the beneficial owner of more than 5%of our outstanding common stock; (iii) each of our executive officers named in the Summary Compensation Table; and (iv) all of our current executive officers and directors of as a group. Except as otherwise indicated in the footnotes, all information with respect to share ownership and voting and investment power has been furnished to us by the persons listed. Except as otherwise indicated in the footnotes, each person listed has sole voting power with respect to the shares shown as beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Raymond Tejeda-Acevedo 127 Cameron Woods Drive Apex, North Carolina 27523	5,000,000	75.01%

Common Stock	Francisco Javier Gonzalez 127 Cameron Woods Drive Apex, North Carolina 27523	0

Common Stock	All executive officers and directors as a group (2)	5,000,000	75.01%

(1)The percent of class is based on 6,666,000 shares of common stock issued and outstanding as of December 13, 2007.

Item 12.  Certain Relationships and Related Transactions.

None

Item 13. Exhibits.

Exhibit No.	Title of Document	Location

3.1	Certificate of Incorporation	Incorporated by reference to Form SB-2 filed on March 5, 2007

3.2	Bylaws	Incorporated by reference to Form SB-2 filed on March 5, 2007

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Item 14. Principal Accounting Fees and Services.

Audit Fees

For our fiscal year ended October 31, 2007 and 2006, we were billed approximately $22,122 and $7,500 respectively, for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For our fiscal year ended October 31, 2007 and 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended October 31, 2007 and 2006.

Audit Related Fees

For our fiscal year ended October 31, 2007 and 2006, we were not billed for professional services rendered for audit related fees.

Pre-approval Policy

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to fiscal year 2007 were pre-approved by the entire Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LA SOLUCION, INC.

By:	/s/Raymond Tejeda-Acevedo
Raymond Tejeda-Acevedo
President, Chief Executive Officer, Chief Financial Officer

Date:	December 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Raymond Tejeda-Acevedo	President, Chief Executive Officer,	December 13, 2007
Raymond Tejeda-Acevedo	Chief Financial Officer