Form 10QSB
period 2008-01-31
ESYS Holdings, Inc
filed 2008-03-24
CIK 1345444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________  to _____________

Commission File Number 333-141054

ESYS Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	20-3079717
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7425 Brighton Village Dr.
Chapel Hill, North Carolina 27515
(Address of principal executive offices)

(919) 538-2305
(Registrant's telephone number, including area code)

La Solucion, Inc.
(former Name and Address)

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

As of March 18, 2008, the total number of shares issued and outstanding is: 33,208,404.

ITEM I. FINANCIAL INFORMATION

ESYS HOLDINGS, INC (f/k/a LA SOLUCION, INC)
(A Development Stage Company)
BALANCE SHEETS

	January 31,
	2008	October 31,
	(unaudited)	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,100,141	$2,830
Advance - Letter of intent	500,000	-

TOTAL ASSETS	$2,600,141	$2,830

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$27,322	$16,937
Accounts payable - related party	16,602	-
TOTAL CURRENT LIABILITIES	43,924	16,937

TOTAL LIABILITIES	43,924	16,937

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized; $0.0001
par value; 0 shares issued and outstanding
Common stock, 100,000,000 shares authorized; $0.0001
par value; 33,208,404 and 28,008,399shares issued and outstanding, respectively	3,321	2,801
Additional paid-in capital	2,775,139	173,059
Accumulated deficit during development stage	(222,243)	(189,967)
TOTAL STOCKHOLDERS' EQUITY	2,556,217	(14,107)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,600,141	$2,830

The accompanying notes are an integral part of these financial statements.

ESYS HOLDINGS, INC (f/k/a LA SOLUCION, INC)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From Inception
	Three Months	Three Months	(April 22, 2005)
	Ended	Ended	through
	January 31,	January 31,	January 31,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-

EXPENSES
General and administrative	14,396	23,929	132,861
Professional fees	17,881	2,490	94,434
Total Expenses	32,277	26,419	227,295

LOSS FROM OPERATIONS	(32,277)	(26,419)	(227,295)

OTHER INCOME
Interest	1	625	5,052
Total Other Income	1	625	5,052

NET LOSS BEFORE TAXES	(32,276)	(25,794)	(222,243)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(32,276)	$(25,794)	$(222,243)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	30,408,404	28,008,404

The accompanying notes are an integral part of these financial statements.

ESYS HOLDINGS, INC (f/k/a LA SOLUCION, INC)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, April 22, 2005 (inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.0001
per share for founder	21,008,405	2,101	(2,051)	-	50

Common stock issued for cash at $0.10
per share to investors	8,296,217	830	196,630		197,460

Net loss for the period ended, October 31, 2005	-	-	-	(5,604)	(5,604)

Balance, October 31, 2005	29,304,622	2,931	194,579	(5,604)	191,906

Treasury stock purchased December 13, 2005	(1,296,218)	(130)	(30,720)	-	(30,850)

Net loss for the period ended October 31, 2006	-	-	-	(54,061)	(54,061)

Balance, October 31, 2006	28,008,404	2,801	163,859	(59,665)	106,995

In-kind contributions			9,200		9,200

Net loss for the period ended October 31, 2007				(130,302)	(130,302)

Balance, October 31, 2007	28,008,404	2,801	173,059	(189,967)	(14,107)

Common stock issued for cash at $0.50	5,200,000	520	2,599,480		2,600,000
per share to investors

In-kind contributions			2,600		2,600

Net loss for the period ended January 31, 2008	-	-	-	(32,276)	(32,276)

Balance, January 31, 2008	33,208,404	$3,321	$2,775,139	$(222,243)	$2,556,217

The accompanying notes are an integral part of these financial statements.

ESYS HOLDINGS, INC (f/k/a LA SOLUCION, INC)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
	Three Months	Three Months	(April 22, 2005)
	Ended	Ended	through
	January 31,	January 31,	January 31,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,276)	$(25,794)	$(222,243)
Adjustments to reconcile net loss to net cash used by operating activities:
In kind contribution of expenses	2,600	-	11,800
Accounts payable increase(decrease)	10,385	(1,730)	27,322
Accounts payable - related party	16,602		16,602
Net cash used by operating activities	(2,689)	(27,524)	(166,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit - Merger	(500,000)	-	(500,000)
Net cash used by investing activities	(500,000)	-	(500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	-	(30,850)
Proceeds from issuance of common stock	2,600,000	-	2,797,510
Net cash provided by financing activities	2,600,000	-	2,766,660

NET INCREASE (DECREASE) IN CASH	2,097,311	(27,524)	2,100,141

CASH, BEGINNING OF PERIOD	2,830	109,383	-

CASH, END OF PERIOD	$2,100,141	$81,859	$2,100,141

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ESYS HOLDINGS, INC. (f/l/a LA SOLUCION, INC.)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

NOTE 1 – DESCRIPTION OF BUSINESS

ESYS Holdings, Inc  (hereinafter, the “Company”) was incorporated on April 22, 2005 in the State of Delaware.  ESYS Holdings, Inc. was formerly La Solucion, Inc.  The company changed its name effective December 31, 2007.

The principal business of the Company is to provide daily assistance, such as facilitation of the processes relating to banking, renting an apartment, etc., to the non-English speaking Hispanic population in North Carolina.  The Company’s year-end is October 31.

Activities during the development stage include developing the business plan and raising capital.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. The financial statements are presented on the accrual basis.  These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB filed with the SEC. The results of operations for the three month period ended January 31, 2008, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

ESYS HOLDINGS, INC. (f/l/a LA SOLUCION, INC.)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

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

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $222,743 incurred through January 31, 2008.  The Company has no revenues and no operations. Management has established plans to begin generating revenues. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The Company expects to be able to control its cash outflows based upon funds received.

ESYS HOLDINGS, INC. (f/l/a LA SOLUCION, INC.)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

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

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted losses per share were the same at January 31, 2008 as the effect of 5,200,000 warrants was anti-dilutive.  The Company did not have any outstanding dilutive securities outstanding as of January 31, 2007.

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

Stock-Based Compensation
The Company measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  In accordance with Statement of Financial Accounting Standards No. 123 (R), the fair value of stock options and warrants granted are estimated using the Black-Scholes option pricing model.  No stock options were granted as of January 31, 2008.

ESYS HOLDINGS, INC. (f/l/a LA SOLUCION, INC.)
(Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

NOTE 3 – CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001. As of January 31, 2008, the Company has not issued any preferred stock.

Common Stock
The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock.  All shares have equal voting rights, are non-assessable and have one vote per share.

In its initial capitalization in 2005, the Company issued 8,296,217 shares of common stock for a total of $197,510 in cash ($0.02 per share)

In fiscal year 2006, the Company purchased back and retired 1,296,218 shares of common stock for a total of $ 30,850 ($0.02 per share).

During December 2007, the Company offered units which consisted of 100,000 common shares and a three year warrant to purchase 100,000 common shares at an exercise price of $0.75 per share for $50,000 per unit.  The Company issued 5,200,000 common shares and 5,200,000 warrants and received cash proceeds of $2,600,000 ($0.50 per share).

Effective December 18, 2007, the Company stock affected a 1 to 4.20168 forward stock split of its common stock.  All share and per share amounts have been retroactively adjusted to reflect the forward stock split.

In-Kind Contribution of Services
During 2007, the President of the Company contributed his services valued at $ 9200.

During the three months ended January 31, 2008, the President of the Company contributed his services valued at $2,600.

NOTE 4 – STOCK OPTIONS

On June 3, 2005, the Company’s board approved the 2005 Equity Compensation Plan to issue up to 1,300,000 non-qualified stock options.   As of January 31, 2008, the Company has not issued any options under the plan.

NOTE 5 – LETTER OF INTENT

During December 2007, the Company entered into a letter of intent to acquire Epitome Systems (“Epitome”).  The LOI contained several conditions that needed to be met by Epitome prior to a definitive agreement being signed.  Under the agreement, the Company paid a refundable deposit of $500,000, which was due if back to the Company if a definitive agreement was not signed by January 21, 2008.  As of today, there is no definitive agreement and the Company has demanded the return of the deposit.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

On December 26, 2007, we entered into a confidential letter of intent (the “Letter of Intent”) with Epitome Systems, Inc. (“ESI”).  Pursuant to the terms of the Letter of Intent, ESI and we agreed to various binding and non-binding provisions and entered into good faith negotiations in furtherance of entry into a definitive merger agreement whereby ESI would merge with a wholly-owned and newly-formed subsidiary of the Company on or before January 21, 2008 (the”Merger”).  A definitive agreement was never reached and discussions of the Merger have ceased and the Merger did not take place.

Results of Operations

For the period from inception through January 31, 2008, we had no revenue. Expenses for the quarter ended January 31, 2008 totaled $32,277 resulting in a loss of $32,276.  Expenses of $32,277 for the year consisted of $14,396 for general and administrative expenses and $17,881 for professional fees.

Expenses since inception totaled $227,295 resulting in a loss of $222,243. Expenses of $227,295 consisted of $132,861 for general and administrative expenses and $94,434 for professional fees.

Capital Resources and Liquidity

As of January 31, 2008 we had $2,100,141 in cash for total current assets of $2,600,141. We believe we can not satisfy our cash requirements for the next twelve months with our current cash. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Without adequate revenues or obtaining additional capital, we do not anticipate being able to continue with our present activities and we will require financing to potentially achieve our profit, revenue, and growth goals.

At January 31, 2008, we had an accumulated deficit during the development stage of $222,243.  Since our inception, we have not generated any revenues and have no operations.  These conditions raise substantial doubt about our ability to continue as a going concern.  For the twelve-month subsequent period, we anticipate that our minimum operating cash requirements to continue as a going concern will be approximately $150,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

ITEM 3.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports or filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As part of our evaluation of our disclosure controls and procedures as of January 31, 2008, management considered the impact of weaknesses in our disclosure controls and procedures that were a potential cause for errors.  These weaknesses were as follows:

-	The company does not have adequate accountancy personnel with knowledge of Securities and Exchange Commission rules and regulations.

-	The company does not timely reconcile its stock transactions and escrow account activity with supporting documentation.

The Company has instituted additional policies to improve our disclosure controls and procedures. These include but are not limited to:

1)	hiring additional full-time accounting professional to adequately address the deficiencies; and
2)	increasing the hours worked by our part-time accounting staff.

We believe that the implementation of these steps and others will allow us, in the future, to conclude that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management on a timely basis in order to comply with our disclosure obligations under the Exchange Act and the rules and regulations thereunder.

Other than the matters discussed above, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the quarter ended January 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

None

ITEM 2.        UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 20, 2007, we received an aggregate of $2,600,000 in cash and executed subscription agreements from 3 persons relating to the purchase of an aggregate of 5,200,000 shares of common stock at a per share purchase price of $0.50 per share and 5,200,000 warrants exercisable into common stock at a price of $0.75 per share with a term of three years.

The shares were offered and issued pursuant to Regulation S promulgated by the Securities and Exchange Commission.  The Registrant did not make any offers in the United States, each of the purchasers were outside the United States and there were no selling efforts in the United States.

Rig Fund II A, Ltd., a company organized in the British Virgin Islands, purchased 3,000,000 shares of common stock in the offering.

E&P Fund, Ltd, a Cayman Islands company, purchased 2,000,000 shares of common stock in the offering.

Guy-Philippe Bertin, an individual residing in Paris, France, purchased 200,000 shares of common stock in the offering.

Of the gross proceeds received by the Company, $500,000 was paid to ESI as an earnest money deposit in accordance with the terms of the Letter of Intent.  As previously disclosed, the Company entered into a Letter of Intent with ESI which never materialized into a definitive merger agreement.  Accordingly, ESI is liable for repayment of the deposit.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In connection with the LOI with Epitome Systems, Inc. (as discussed above), effective December 19, 2007 La Solucion, Inc. (the “Company”) effectuated a 4.20168 for one forward stock split pursuant to a certificate of amendment to the Company’s certificate of incorporation  such that stockholders of record of the Company’s common stock as of such date received 4.20168 shares of the Company’s common stock for each one share of common stock owned prior to such date. The certificate of amendment to the Company’s certificate of incorporation was approved by a majority of the Company’s stockholders on December 18, 2007.

In connection with the LOI with Epitome Systems, Inc. (as discussed above), on December 31, 2007, our board of directors approved an amendment to our certificate of incorporation to change our name to “ESYS Holdings, Inc.” from “La Solucion, Inc.”  On December 31, 2007, stockholders representing the requisite number of votes necessary to approve the adoption of the certificate of amendment to our certificate of incorporation took action via written consent to approve such certificate of amendment.  The certificate of amendment and the name change were effective on December 31, 2007.

ITEM 5.        OTHER INFORMATION.

None

ITEM 6.        EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of March, 2008.

ESYS HOLDINGS, INC.

BY:  /S/RAYMOND TEJEDA-ACEVEDO
        Raymond Tejeda-Acevedo, President, Principal
        Executive Officer, Treasurer, Principal
        Accounting Officer, Principal Financial Officer and a member of the Board of Directors