Form 10-Q
period 2008-04-30
PERF Go-Green Holdings, Inc
filed 2008-05-07
CIK 1345444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

PERF Go-Green Holdings, Inc
(Exact name of registrant as specified in Charter

Delaware	333-141054	20-3079717
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

7425 Brighton Village Drive
Chapel Hill, North Carolina 27515
(Address of Principal Executive Offices)
 _______________

(919) 538-2305
 (Issuer Telephone number)
_______________

ESYS Holdings, Inc.
 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 5, 2008: 32,208,404 shares

PERF Go-Green Holdings, Inc
FORM 10-Q

April 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

ITEM 1.  FINANCIAL INFORMATION

PERF GO-GREEN HOLDINGS, INC. (F/K/A ESYS HOLDINGS, INC)
(A Development Stage Company)
BALANCE SHEETS

	April 30, 2008	October 31,
	(unaudited)	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,100,636	$2,830

TOTAL ASSETS	$2,100,636	$2,830

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$34,486	$16,937
Accounts payable - related party	16,602	-
TOTAL CURRENT LIABILITIES	51,088	16,937

TOTAL LIABILITIES	51,088	16,937

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized; $0.0001
par value; 0 shares issued and outstanding
Common stock, 100,000,000 shares authorized; $0.0001
par value; 32,208,404 and 28,008,399shares issued and outstanding, respectively	3,221	2,801
Additional paid-in capital	2,277,839	173,059
Accumulated deficit during development stage	(231,512)	(189,967)
TOTAL STOCKHOLDERS' EQUITY	2,049,548	(14,107)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$2,100,636	$2,830

The accompanying notes are an integral part of these financial statements.

PERF GO-GREEN HOLDINGS, INC. (F/K/A ESYS HOLDINGS, INC)
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					From Inception
	Three Months	Three Months	Six Months	Six Months	(April 22, 2005)
	Ended	Ended	Ended	Ended	through
	January 31,	January 31,	April 30,	April 30,	April 30,
	2008	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-	$-	$-

EXPENSES
General and administrative	5,405	17,807	19,801	41,736	138,266
Professional fees	7,364	30,719	25,245	33,209	101,798
Total Expenses	12,769	48,526	45,046	74,945	240,064

LOSS FROM OPERATIONS	(12,769)	(48,526)	(45,046)	(74,945)	(240,064)

OTHER INCOME
Other income	3,500	-	3,500	-	3,500
Interest	-	368	1	993	5,052
Total Other Income	3,500	368	3,501	993	8,552

NET LOSS BEFORE TAXES	(9,269)	(48,158)	(41,545)	(73,952)	(231,512)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	(9,269)	(48,158)	(41,545)	(73,952)	$(231,512)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	32,897,293	28,008,404	31,617,244	28,008,404

The accompanying notes are an integral part of these financial statements.

PERF GO-GREEN HOLDINGS, INC. (F/K/A ESYS HOLDINGS, INC)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance, April 22, 2005 (inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.0001
per share for founder	21,008,405	2,101	(2,051)	-	50

Common stock issued for cash at $0.10
per share to investors	8,296,217	830	196,630		197,460

Net loss for the period ended, October 31, 2005	-	-	-	(5,604)	(5,604)

Balance, October 31, 2005	29,304,622	2,931	194,579	(5,604)	191,906

Treasury stock purchased December 13, 2005	(1,296,218)	(130)	(30,720)	-	(30,850)

Net loss for the period ended October 31, 2006	-	-	-	(54,061)	(54,061)

Balance, October 31, 2006	28,008,404	2,801	163,859	(59,665)	106,995

In-kind contributions			9,200		9,200

Net loss for the period ended October 31, 2007				(130,302)	(130,302)

Balance, October 31, 2007	28,008,404	2,801	173,059	(189,967)	(14,107)

Common stock issued for cash at $0.50	5,200,000	520	2,599,480		2,600,000
per share to investors

Exchange of deposit for stock	(1,000,000)	(100)	(499,900)		(500,000)

In-kind contributions			5,200		5,200

Net loss for the period ended April 30, 2008	-	-	-	(41,545)	(41,545)

Balance, April 30, 2008	32,208,404	$3,221	$2,277,839	$(231,512)	$2,049,548

The accompanying notes are an integral part of these financial statements.

PERF GO-GREEN HOLDINGS, INC. (F/K/A ESYS HOLDINGS, INC)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			From Inception
	Six Months	Six Months	(April 22, 2005)
	Ended	Ended	through
	April 30,	April 30,	April 30,
	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,545)	$(7,938)	$(231,512)
Adjustments to reconcile net loss to net cash used by operating activities:
In kind contribution of expenses	5,200	-	14,400
Accounts payable increase(decrease)	17,549	-	34,486
Accounts payable - related party	16,602		16,602
Net cash used by operating activities	(2,194)	(7,938)	(166,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit - Merger	(500,000)	-	(500,000)
Net cash used by investing activities	(500,000)	-	(500,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	-	(30,850)	(30,850)
Proceeds from issuance of common stock	2,600,000	-	2,797,510
Net cash provided by financing activities	2,600,000	(30,850)	2,766,660

NET INCREASE (DECREASE) IN CASH	2,097,806	(38,788)	2,100,636

CASH, BEGINNING OF PERIOD	2,830	194,446	-

CASH, END OF PERIOD	$2,100,636	$155,658	$2,100,636

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PERF GO-GREEN HOLDINGS, INC.  (f/k/a ESYS HOLDINGS, INC.)
(Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
April 30, 2008

NOTE 1 – DESCRIPTION OF BUSINESS

Perf Go-Green Holdings, Inc. (f/k/a ESYS Holdings, Inc.) (hereinafter, the “Company”) was incorporated on April 22, 2005 in the State of Delaware. ESYS Holdings, Inc. changed its name effective April 26, 2008 to Perf Go-Green Holdings, Inc.

We are currently negotiating a share exchange transaction (the “Share Exchange”) with the shareholders of Perf-Go Green, Inc. (“Perf”), a privately-held, early stage Delaware Corporation that intends to market and sell eco-friendly, non-toxic, food contact compliant, biodegradable plastic products. Upon consummation of the prospective Share Exchange, we would acquire all of the outstanding shares of Perf in consideration of which the Perf stockholders would receive shares of our common stock and Perf would become our wholly-owned subsidiary.   While the parties are actively negotiating the Share Exchange, no definitive agreement has been signed and there can be no assurance that the transaction will be consummated.

Activities during the development stage include developing the business plan and raising capital.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. The financial statements are presented on the accrual basis.  These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB filed with the SEC. The results of operations for the six month period ended April 30, 2008, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

PERF GO-GREEN HOLDINGS, INC.  (f/k/a ESYS HOLDINGS, INC.)
(Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
April 30, 2008

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

PERF GO-GREEN HOLDINGS, INC.  (f/k/a ESYS HOLDINGS, INC.)
(Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
April 30, 2008

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

Going Concern
As shown in the accompanying financial statements, the Company had an accumulated deficit of $231,512 incurred through April 30, 2008.  The Company has no revenues and limited operations. Management is negotiating a share exchange transaction (the “Share Exchange”) with the shareholders of Perf-Go Green, Inc. (“Perf”), a privately-held, early stage Delaware Corporation that intends to market and sell eco-friendly, non-toxic, food contact compliant, biodegradable plastic products. Upon consummation of the prospective Share Exchange, Perf would become our wholly-owned subsidiary.  These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.  The Company expects to be able to control its cash outflows based upon funds received.

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

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted losses per share were the same at April 30, 2008 as the effect of 4,200,000 warrants was anti-dilutive.  The Company did not have any outstanding dilutive securities outstanding as of April 30, 2007.

PERF GO-GREEN HOLDINGS, INC.  (f/k/a ESYS HOLDINGS, INC.)
(Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
April 30, 2008

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

Stock-Based Compensation
The Company measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.  In accordance with Statement of Financial Accounting Standards No. 123 (R), the fair value of stock options and warrants granted are estimated using the Black-Scholes option pricing model.  No stock options were granted as of April 30, 2008.

NOTE 3 – CAPITAL STOCK

Preferred Stock
The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.0001. As of April 30, 2008, the Company has not issued any preferred stock.

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

PERF GO-GREEN HOLDINGS, INC.  (f/k/a ESYS HOLDINGS, INC.)
(Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
April 30, 2008

Effective December 18, 2007, the Company stock affected a 1 to 4.20168 forward stock split of its common stock.  All share and per share amounts have been retroactively adjusted to reflect the forward stock split.

During April 2008, a stockholder exchanged 1,000,000 shares of stock and 1,000,000 warrants for the assignment of a deposit of $500,000.  The shares were retired by the Company.

In-Kind Contribution of Services

During 2007, the President of the Company contributed his services valued at $ 9200.

During the six months ended April 30, 2008, the President of the Company contributed his services valued at $5,200.

NOTE 4 – STOCK OPTIONS

On June 3, 2005, the Company’s board approved the 2005 Equity Compensation Plan to issue up to 1,300,000 non-qualified stock options.   As of April 30, 2008, the Company has not issued any options under the plan.

NOTE 5 – LETTER OF INTENT

During December 2007, the Company entered into a letter of intent to acquire Epitome Systems (“Epitome”).  The LOI contained several conditions that needed to be met by Epitome prior to a definitive agreement being signed.  Under the agreement, the Company paid a refundable deposit of $500,000, which was due if back to the Company if a definitive agreement was not signed by January 21, 2008.  On March 27, 2008, we executed a letter agreement that terminated the Letter of Intent and agreed to specific terms of the repayment of the $500,000 earnest money Deposit paid to Epitome which repayment shall be made upon the earlier of (a) April 30, 2008, or (b) the consummation of one or more financings resulting in aggregate gross proceeds to Epitome of at least $12 million.  Pursuant to an Assignment Agreement entered into in April 2008 between us and E&P Fund, Ltd., we agreed to assign the right to this repayment of the deposit to E&P Fund, Ltd. in exchange for the return of 1,000,000 shares of common stock that E&P Fund, Ltd. subscribed for pursuant to the offering that was concluded on December 20, 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were incorporated in the State of Delaware in April, 2005. We maintain our statutory registered agent's office at the Corporation Trust Center, 1209 Orange Street, Wilmington, Delaware, 19801, New Castle County.  Our registered agent is The Corporation Trust Company.  Our business office is located at 7425 Brighton Village Drive, Chapel Hill, North Carolina 27517. Our mailing address is P.O. Box 3254, Chapel Hill, North Carolina 27515.

We have no revenues, have incurred losses since inception, and have limited operations.

Plan of Operation

We are a start-up corporation and have not yet generated or realized any revenues from our business operations. We are not going to buy or sell any significant equipment during the next twelve months. We intended to accomplish the foregoing through the following milestones but have not met such milestones at this time:

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

We have not been successful in pursuing this plan  and as a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction.

On December 26, 2007, we entered into a confidential letter of intent (the “Letter of Intent”) with Epitome Systems, Inc. (“ESI”).  Pursuant to the terms of the Letter of Intent, ESI and we agreed to various binding and non-binding provisions and entered into good faith negotiations in furtherance of entry into a definitive merger agreement whereby ESI would merge with a wholly-owned and newly-formed subsidiary of the Company on or before January 21, 2008 (the”Merger”).  A definitive agreement was never reached and discussions of the Merger have ceased and the Merger did not take place.  On March 27, 2008, we executed a letter agreement that terminated the Letter of Intent and agreed to specific terms of the repayment of the $500,000 earnest money Deposit paid to Epitome which repayment shall be made upon the earlier of (a) April 30, 2008, or (b) the consummation of one or more financings resulting in aggregate gross proceeds to Epitome of at least $12 million.  Pursuant to an Assignment Agreement entered into in April 2008 between us and E&P Fund, Ltd., we agreed to assign the right to this repayment of the deposit to E&P Fund, Ltd. in exchange for the return of 1,000,000 shares of common stock that E&P Fund, Ltd. subscribed for pursuant to the offering that was concluded on December 20, 2007.

On April 25, 2008, we filed an amendment to our Articles of Incorporation changing our name from ESYS Holdings, Inc. to PERF Go-Green Holdings, Inc. in order to satisfy a condition to close a potential reverse merger with another company that is a privately-held, early stage Delaware Corporation that intends to market and sell eco-friendly, non-toxic, food contact compliant, biodegradable plastic products. Upon consummation of the prospective Share Exchange, we would acquire all of the outstanding shares of the private company in consideration of which the private company stockholders would receive shares of our common stock.  We have not entered into any definitive agreement with the private company and cannot be positive that such event will occur.  We do, however, believe that if the reverse merger will occur it will be completed within the second quarter of 2008.  Upon completion of any reverse merger, we will file an 8-k to disclose all the material terms of the transaction.

Results of Operations

For the period from inception through April 30, 2008, we had no revenue. Expenses for the quarter ended April 30, 2008 totaled $12,769 resulting in a loss of $9,269.  Expenses of $12,769 for the year consisted of $5,405 for general and administrative expenses and $7,364 for professional fees.

Expenses since inception totaled $240,064 resulting in a loss of $231,512. Expenses of $240,064 consisted of $138,266 for general and administrative expenses and $101,798 for professional fees.

Capital Resources and Liquidity

As of April 30, 2008 we had $2,100,636 in cash for total current assets of $2,100,636.  We believe we can not satisfy our cash requirements for the next twelve months with our current cash. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Without adequate revenues or obtaining additional capital, we do not anticipate being able to continue with our present activities and we will require financing to potentially achieve our profit, revenue, and growth goals.

At April 30, 2008, we had an accumulated deficit during the development stage of $231,512.  Since our inception, we have not generated any revenues and have no operations.  These conditions raise substantial doubt about our ability to continue as a going concern.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows.  SFAS 161 was issued in response to constituents’ concerns regarding the adequacy of existing disclosures of derivative instruments and hedging activities.  SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.

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

As part of our evaluation of our disclosure controls and procedures as of April 30, 2008, management considered the impact of weaknesses in our disclosure controls and procedures that were a potential cause for errors.  These weaknesses were as follows:

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

Other than the matters discussed above, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the internal controls over financial reporting during the quarter ended April 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On April 25, 2008, our security holders voted to approve the amendment to our Articles of Incorporation to change our name from ESYS Holdings, Inc. to PERF Go-Green Holdings, Inc.  Subsequently, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State for the state of Delaware changing our name to “PERF Go-Green Holdings, Inc.”

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

On April 28, 2008, we filed an 8-k disclosing our name change.  That 8-k is referred to and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERF Go Green Holdings, Inc.

Date: May 6, 2008	By:	/S/RAYMOND TEJEDA-ACEVEDO
Raymond Tejeda-Acevedo President and CEO