Form 10-Q
period 2008-06-30
PERF Go-Green Holdings, Inc
filed 2008-08-11
CIK 1345444

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended: June 30, 2008

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to _____________

                        Commission File Number 333-141054

                          Perf-Go Green Holdings, Inc.
      ---------------------------------------------------------------------
      (Exact name of smaller reporting company as specified in its charter)

            Delaware                                       20-3079717
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                   645 Fifth Avenue, New York, New York 10022
              -----------------------------------------------------
              (Address of principal executive offices and Zip code)

                                 (212) 848 0253
                -----------------------------------------------
                (Issuer's telephone number including area code)

                          Perf-Go Green Holdings, Inc.,
                          7425 Brighton Village Drive,
                        Chapel Hill, North Carolina 27515
                    Former fiscal year end: October 31, 2007
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

      Large accelerated filer |_|                  Accelerated filer |_|
      Non-accelerated filer |_|                    Smaller reporting company |X|
      (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - August 1, 2008

           Common Stock, $.0001 Par Value                    33,163,664
           ------------------------------                    ----------
                       Class                                   Shares

                   PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

                                EXPLANATORY NOTE

The Current Report on Form 8-K initially filed with the Securities and Exchange Commission ("SEC") on May 16, 2008 (the "Originally Filed 8-K") contained audited financial statements of Perf-Go Green, Inc. ("Perf-Go Green") as of March 31, 2008 and for the period from November 15, 2007 (inception) to March 31, 2008. Perf-Go Green was acquired by Perf-Go Green Holdings, Inc. in a reverse acquisition on May 13, 2008. During the preparation of the unaudited condensed consolidated financial statements for the three months ended June 30, 2008, we made a restatement to the Perf-Go Green balance sheet as of March 31, 2008 and the related statements of operations, changes in stockholders' equity and cash flows for the period from November 15, 2007 (inception) to March 31, 2008. This restatement was required in order to assign a fair value to warrants issued in connection with convertible debentures sold by Perf-Go Green in January and February 2008 and to charge that fair value to expense upon conversion of that debt in March 2008. Accordingly, retained earnings and additional paid in capital have been restated as of March 31, 2008 and the net loss for the period then ended has been increased. The effect of this restatement is not material to the financial statements being presented in this Form 10-Q. For a description of this restatement, see Note 11 to the accompanying unaudited condensed consolidated financial statements.

                                      INDEX

PART 1 - FINANCIAL INFORMATION

    Item 1. - Financial Statements

        Condensed  Consolidated Balance Sheets (unaudited with respect to June 30, 2008 and not consolidated and "as restated"
           with respected to audited March 31, 2008)                           1

        Condensed Consolidated Statements of Operations (unaudited)            2

        Condensed Consolidated Statements of Cash Flows (unaudited)            3

        Condensed Consolidated Statement of Stockholders' Deficit
          (unaudited)                                                          4

        Notes to Condensed consolidated Financial Statements (unaudited)  5 - 13

    Item 2. - Management's Discussion and Analysis of Financial
                Condition And Results of Operations                      14 - 20

    Item 3. - Quantitative and Qualitative Disclosures about
                Market Risk                                                   20

    Item 4T - Controls and Procedures                                    21 - 22

PART II - OTHER INFORMATION

    Item 1. - Legal Proceedings

    Item 1A. - Risk Factors                                                   22

    Item 6 - Exhibits                                                    22 - 23

SIGNATURES                                                                    24

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

                   PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               June 30,        March 31,
                                                                                 2008            2008
                                                                             ------------     ------------
                                                                             (unaudited)       (audited,
                                                                                              as restated)
CURRENT ASSETS:
    Cash and cash equivalents                                                $  5,280,000     $    270,000
    Deposits with vendor - related party                                          597,000               --
    Prepaid expenses                                                               44,000           33,000
                                                                             ------------     ------------
         Total current assets                                                   5,921,000          303,000

Deferred finance costs, net                                                     1,939,000               --
Equipment, net of $3,000 of accumulated depreciation                              140,000            2,000
                                                                             ------------     ------------

         Total assets                                                        $  8,000,000     $    305,000
                                                                             ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                         $    253,000     $    200,000
    Accrued expenses                                                              338,000           55,000
    Registration rights liability                                                 893,000               --
    Derivative liabilities                                                     28,694,000               --
                                                                             ------------     ------------
         Total current liabilities                                             30,178,000          255,000

LONG TERM LIABILITIES - Senior secured convertible debentures,
    face amount $5,950,000, net of debt discount of $5,772,000                    178,000               --
                                                                             ------------     ------------
         Total liabilities                                                     30,356,000          255,000

COMMITMENTS                                                                            --               --

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, par value $0.0001 per share, 5,000,000 shares
      authorized none issued                                                           --               --
    Common stock, par value $0.0001 per share, 100,000,000 shares
      authorized, 33,163,664 and 21,079,466 shares issued and outstanding           3,000            2,000
    Additional paid in capital                                                 11,917,000        1,473,000
    Deficit accumulated during the development stage                          (34,276,000)      (1,425,000)
                                                                             ------------     ------------
         Total stockholders' deficit                                          (22,356,000)          50,000
                                                                             ------------     ------------

         Total liabilities and stockholders' deficit                         $  8,000,000     $    305,000
                                                                             ============     ============

See accompanying notes to the condensed consolidated financial statements.

                   PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           Three months   November 15, 2007
                                                               ended       (inception) to
                                                          June 30, 2008     June 30, 2008
                                                          -------------   -----------------
REVENUES                                                   $      1,000     $      1,000
                                                           ------------     ------------
COSTS AND EXPENSES:
    Cost of goods sold                                            1,000            1,000
    General and administrative                               10,815,000       11,442,000
                                                           ------------     ------------
       Total costs and expenses                              10,816,000       11,443,000

LOSS FROM OPERATIONS                                        (10,815,000)     (11,442,000)
                                                           ------------     ------------
OTHER EXPENSE (INCOME)
    Derivative liabilities expense                           26,310,000       26,310,000
    Change in fair value of derivative liabilities           (5,439,000)      (5,439,000)
    Damages accrued under registration rights agreement         893,000          893,000
    Amortization of debt discount                               178,000          178,000
    Interest expense                                             54,000          852,000
    Amortization of deferred finance costs                       51,000           51,000
    Interest income                                             (11,000)         (11,000)
                                                           ------------     ------------
       Total other expense, net                              22,036,000      (22,834,000)

NET LOSS                                                   $(32,851,000)    $(34,276,000)
                                                           ============     ============

NET LOSS PER COMMON SHARE,
  basic and diluted                                        $      (1.20)    $      (1.44)
                                                           ============     ============

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                               27,341,000       23,801,000
                                                           ============     ============

See accompanying notes to the condensed consolidated financial statements.

                   PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     Three months   November 15, 2007
                                                                                         ended       (inception) to
                                                                                     June 30, 2008    June 30, 2008
                                                                                     -------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                            $(32,851,000)    $(34,276,000)
                                                                                      ------------     ------------
  Adjustments to reconcile net loss to net cash used in operating activities:
    Derivative liabilities expense                                                      26,310,000       26,310,000
    Change in fair value of derivative liabilities                                      (5,439,000)      (5,439,000)
    Officer, director and employee stock compensation expense                            6,278,000        6,278,000
    Stock compensation expense to consultants and employee                               2,757,000        2,757,000
    Amortization of debt discount and deferred finance costs on
      Convertible Debentures                                                               229,000          229,000
    Interest and amortization of costs of bridge notes                                          --          798,000
  Effect on cash of changes in operating assets and liabilities:
    Prepaid expenses                                                                       (11,000)         (44,000)
    Deposits with vendor - related party                                                  (597,000)        (597,000)
    Accounts payable, accrued liabilities and all other                                    337,000          594,000
    Registration rights liability                                                          893,000          893,000
                                                                                      ------------     ------------

NET CASH USED IN OPERATING ACTIVITIES                                                   (2,094,000)      (2,497,000)
                                                                                      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash acquired in reverse acquisition                                                 2,100,000        2,100,000
    Placement agent fee paid in cash in connection with reverse merger                    (210,000)        (210,000)
    Purchase of equipment                                                                 (141,000)        (143,000)
                                                                                      ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                1,749,000        1,749,000

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of bridge notes                                                          --          750,000
    Proceeds from sale of senior secured convertible notes and warrants                  5,950,000        5,950,000
    Payment of placement agent fees for bridge notes, convertible notes and merger        (595,000)        (670,000)
                                                                                      ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                5,355,000        7,370,000
                                                                                      ------------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                5,010,000        5,280,000
CASH:
    Beginning of period                                                                    270,000               --
                                                                                      ------------     ------------
    End of period                                                                     $  5,280,000     $  5,280,000
                                                                                      ============     ============

SUPPLEMENTARY CASH FLOW INFORMATION:
    Cash paid for interest and taxes                                                  $         --     $         --
                                                                                      ============     ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of bridge notes and accrued interest into 1,579,466 shares
      of common stock                                                                 $         --     $    761,000
                                                                                      ============     ============
    Derivative liabilities associated with Convertible Debentures and
      Warrants at inception                                                           $ 27,457,000     $ 27,457,000
                                                                                      ============     ============
    Derivative liabilities associated with placement agent warrants at inception      $  1,875,000     $  1,875,000
                                                                                      ============     ============
    Derivative liabilities associated with investor warrants, reissued, at inception  $  4,802,000     $  4,802,000
                                                                                      ============     ============

See accompanying notes to the condensed consolidated financial statements.

                   PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) For the period from inception November 15, 2007 (inception) to June 30, 2008
                                  (unaudited)

                                                      Common Stock             Additional
                                              ----------------------------       Paid-in       Accumulated
                                                  Shares         Amount          Capital          Deficit           Total
                                              ------------------------------------------------------------------------------
Common stock issued to founders of
  accounting acquirer at inception              19,500,000    $      2,000              --               --     $      2,000

Conversion of bridge notes to stock -
  accounting acquirer                            1,579,466              --         761,000               --          761,000

Issuance of warrants                                    --              --         712,000               --          712,000

Net loss                                                --              --              --       (1,425,000)      (1,425,000)
                                              ------------------------------------------------------------------------------

BALANCES, March 31, 2008 (audited)              21,079,466    $      2,000    $  1,473,000     ($ 1,425,000)    $     50,000

Common stock issued in reverse acquisition
  and recapitalization                          11,200,004           1,000       2,100,000               --        2,101,000

Cash and warrants paid to placement
  agent in May 2008 reverse merger                      --              --        (691,000)              --         (691,000)

Officer, director and employee stock
  compensation expense                                  --              --       6,278,000               --        6,278,000

Common stock issued to investor relations
    consultant for services                        750,000              --       1,927,000               --        1,927,000

Other consultant stock option expense                   --              --         494,000               --          494,000

Shares issued to consultants and employee          134,194              --         336,000               --          336,000

Net loss                                                --              --              --      (32,851,000)     (32,851,000)
                                              ------------------------------------------------------------------------------

BALANCES, June 30, 2008 (unaudited)             33,163,664    $      3,000    $ 11,917,000     ($34,276,000)    ($22,356,000)
                                              ==============================================================================

See accompanying notes to the condensed consolidated financial statements.

                   PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BACKGROUND, CHANGE OF CONTROL AND BASIS OF PRESENTATION:

Perf-Go Green Holdings, Inc., formerly known as ESYS Holdings, Inc. and La Solucion, Inc., (the "Company") was incorporated in Delaware in April 2005. Its business was originally intended to provide assistance to the non-English speaking Hispanic population in building and maintaining a life in North Carolina but it did not establish operations in connection with its business plan.

On May 13, 2008, the Company entered into a Share Exchange Agreement (the "Share Exchange") with Perf-Go Green, Inc. ("Perf-Go Green"), a privately-owned Delaware corporation and its stockholders pursuant to which the Company acquired all of the outstanding shares of common stock of Perf-Go Green. Perf-Go Green was originally incorporated as a limited liability company on November 15, 2007 and converted to a "C" corporation on January 7, 2008. As consideration for the Share Exchange, the Company issued an aggregate of 21,079,466 shares of common stock, $0.0001 par value to the Perf-Go Green stockholders resulting in a change in control of the Company with Perf-Go Green stockholders owning approximately 65% out of a total of 32,279,470 of the Company's outstanding common stock at the date of the Share Exchange. In addition, the directors and officers of Perf-Go Green were elected as directors and officers of the Company. As a result of the Share Exchange, the Company has succeeded to the business of Perf-Go Green as its sole business.

The accounting for the Share Exchange, commonly called a reverse acquisition, calls for Perf-Go Green to be treated as the accounting acquirer. The acquired assets and assumed liabilities of the Company were carried forward at their historical values, which approximated fair value. Perf-Go Green's historical financial statements, after the restatement discussed in Note 11, are carried forward as those of the consolidated entity. The common stock and per share amounts have been retroactively restated to the earliest period to reflect the Share Exchange.

In connection with the Share Exchange, on May 13, 2008 and June 10, 2008, the Company completed a private placement of its senior secured convertible debentures in the principal amount of $5,950,000 and warrants to purchase shares of the Company's common stock as described in Note 6.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X for small business issuers and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements include the accounts of Perf-Go Green Holdings, Inc. and its wholly owned subsidiary, Perf-Go Green, Inc. (collectively, the "Company") and all significant intercompany transactions and balances have been eliminated in consolidation. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the more complete information and the Company's audited consolidated financial statements as of March 31, 2008 and for the period from November 15, 2007 (inception) to March 31, 2008 and the related notes thereto included in Form 8-K filed on May 16, 2008.

All amounts in the accompanying financial statements are rounded to the nearest thousand dollars.

NOTE 2 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND GOING CONCERN
CONSIDERATION:

Company Activities/Products - The Company is focused on the development and global marketing of eco-friendly, non-toxic, food contact compliant, biodegradable plastic products. Our biodegradable plastic products offer a practical and viable solution for reducing plastic waste from the environment. The Company believes that our plastic products will break down in landfill environments within twelve (12) to twenty four (24) months, leaving no visible or toxic residue. The Company's activities have included capital raising to support its business plan, recruiting board and management personnel, establishing sources of supply and customer relationships. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting By Development Stage Enterprises," and is subject to the risks associated with activities of development stage companies.

Going Concern Consideration - As indicated in the accompanying unaudited condensed consolidated financial statements, at June 30, 2008, the Company had approximately $5,280,000 in cash and approximately $24,256,000 in negative working capital and a stockholders' deficit of approximately $22,356,000. A significant portion of the Company's liabilities (approximately $28,694,000) are derivative liabilities which are further described in Notes 6 and 7. The Company would presently be unable to satisfy the cash settlement liability associated with its derivative liabilities.

For the three months ended June 30, 2008, the Company had a loss from operations of approximately $10,814,000 and a net loss of approximately $32,851,000 and utilized approximately $2,094,000 of cash in operating activities. Further, development stage losses are continuing subsequent to June 30, 2008. The Company anticipates that it will continue to generate significant losses from operations for the near future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's plan to deal with this uncertainty is to commence revenue activity in the second half of calendar 2008. The Company's cash flow projections presently indicate that projected revenues will be sufficient to fund operations over the coming twelve months. However, as a development stage enterprise, the Company's ability to accurately project revenues and expenses can be significantly impacted by unforeseen events, developments and contingencies that cannot be anticipated. As such, there can be no assurance that management's plans to generate revenue in order to sustain our operations over the coming twelve months can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 - NET LOSS PER COMMON SHARE:

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2008, the Company substantial potential dilution from outstanding warrants and options that could potentially dilute future earnings per share; however, a separate computation of diluted loss per share is not presented, as these common stock equivalents would be anti-dilutive.

NOTE 4 - INVESTMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

Cash and cash equivalents at June 30, 2008 includes approximately $5,197,000 invested in an institutional money market fund with a brokerage firm. Such amount is stated at its fair value as it has a quoted value in an active market. In addition to the deposit insurance provided by the brokerage firm, the money market fund carries additional insurance, however this represents a concentration of assets.

NOTE 5 - DEPOSITS WITH VENDOR - RELATED PARTY:

The manufacturing of our biodegradable plastic products is outsourced to Spectrum Bags, Incorporated, a division of IPS Industries, Inc., a manufacturer and distributor of plastic bags and plastic products. In order to secure initial product shipments expected in the second half of calendar 2008, we have made deposits of approximately $597,000 with this vendor at June 30, 2008. One member of our Board of Directors serves as the President of this vendor.

NOTE 6 - SENIOR SECURED CONVERTIBLE DEBENTURES AND WARRANTS, RELATED DERIVATIVE LIABILITIES AND REGISTRATION RIGHTS LIABILITY:

Senior Secured Convertible Debentures and Warrants - During May and June 2008, pursuant to the terms of a Subscription Agreement, the Company issued senior secured convertible debentures to unaffiliated accredited investors (the "Investors") in the aggregate original principal amount of $5,950,000 (the "Convertible Debentures") and five-year warrants (the "Warrants") to purchase shares of the Company's common stock. The Convertible Debentures are secured by all of our assets and are due in May 2011, with respect to $2,775,000 principal amount, and in June 2011, with respect to $3,175,000 principal amount. Interest on the Convertible Debentures is computed at the rate of 10% per year and is payable quarterly in arrears in cash or, under certain circumstances, in common stock of the company. The Convertible Debentures contain various covenants which, among other things, restrict the Company's ability to incur additional debt or liens or engage in certain transactions as specified therein. Additionally the Convertible Debentures define various events of default including non-payment of interest or principal when due, failure to comply with covenants, breach of representations or warranties, failure to obtain effective registration of the common stock underlying the conversion feature or failure to deliver registered common stock, when requested, within a specified timeframe as well as other matters discussed therein. Various remedies exist for an event of default including the acceleration of the maturity of the obligation, an increase in the interest rate to 15%, accrual of certain costs of the debt holders and a reduction of the conversion rate, among other things. The Convertible Debentures also provide that in the event of a "fundamental transaction" (as defined) such as a change in control, the holder may require that such holder's Convertible Note be redeemed at an "alternative consideration" (as defined) which can be, among other things, 135% of the principal amount of the Convertible Note or 130% of the equity conversion value of the Convertible Note.

The Convertible Debentures are convertible at the option of the holder into shares of our common stock at the lower of the (a) "fixed conversion price" of $0.75 per share (7,933,333 shares), subject to adjustment for stock splits, stock dividends, or similar transactions, (b) "lowest conversion price" representing the lowest price, conversion price or exercise price offered by the Company in a subsequent equity financing, convertible security (subject to certain exceptions) or derivative instruments or (c) "mandatory default amount" representing the amount necessary to convert 110% of the face amount of the Convertible Debentures plus accrued interest and costs at the lower of the price of the common stock on the date of demand or the date of payment. The Company's common stock price at the time of issuance of both the May and June 2008 Convertible Debentures exceeded the relevant conversion price (the fixed conversion price). As a result, the Company assessed the applicability of EITF No.'s 98-5 and 00-27 to determine if this constitutes a beneficial conversion feature. However, since the conversion feature can result in a variable amount of shares being issued, the conversion feature is considered an imbedded derivative liability, not a beneficial conversion feature, that needs to be separated from the "host contract" as described further below.

The Warrants entitle the holder to purchase approximately 7,933,333 shares common stock at $1.00 per share subject to adjustment of the shares and exercise price in the event of (a) stock dividends, splits or similar recapitalizations or (b) a rights offering at less than market value to all stockholders, (c) certain dividends or distributions and (d) the offering or issuance of common stock or derivative instruments (warrants, options or conversion features), subject to certain exceptions, at a price that is less than the exercise price of the Warrants. The Company is obliged to issue registered shares of common stock upon the exercise of the Warrants and if it cannot do so within three business days, it is obliged to pay in cash the market value, plus brokerage commissions, of the common stock. Because of the "pay in cash" feature and the variability of the exercise price, the warrant is considered to be a derivative liability as discussed further below.

Related Derivative liabilities - Under SFAS No. 133 and EITF No. 00-19, both the embedded conversion option in the Convertible Debentures and the detachable Warrants are deemed "freestanding financial instruments" that cannot be classified as equity instruments at the commitment date related to their issuance and instead are classified as "derivative liabilities subject to fair value accounting."

Because the Convertible Debentures were issued with a variable conversion feature and with detachable Warrants, the fair value of these attributes are calculated and assigned before a value is assigned to the Convertible Debentures. The Company computed the fair value by using a Black Scholes calculation assuming a risk free rate of return of 2.7 - 3.2%, expected volatility of 93% and expected life of the conversion feature (three years) and the Warrants (five years), no dividends or forfeitures and the quoted market price of the Company's stock on the day of the measurement. The resulting fair values exceed the face amount of the Convertible Debentures and result in recognition of an expense for derivative liabilities, as follows:

 Fair value of conversion feature of Convertible Debentures
    at issuance                                                    $ 13,739,000
 Fair value of Warrants at issuance                                  13,718,000
                                                                   ------------
    Total derivative liabilities at issuance in May and June 2008    27,457,000
    Less: face amount of Convertible Debentures ("debt discount")    (5,950,000)
                                                                   ------------
    Expense for derivative liabilities upon issuance               $ 21,507,000
                                                                   ============

These derivative liabilities are marked-to-market at each reporting period as discussed further in Note 7.

The fair value of the conversion feature of the Convertible Debentures and the Warrants that is assigned to debt discount ($5,950,000) is being amortized over the life of the Convertible Debentures at the rate of approximately $496,000 per quarter.

As a result of the above, the Convertible Debentures are recorded as follows:

    Face amount of Debentures                                       $ 5,950,000
    Less:
       Value assigned to conversion feature                          (2,908,000)
       Value assigned to Warrants                                    (3,042,000)
                                                                    -----------
    Value assigned to Debentures at the issuance                    $        --
    Add: Amortization of debt discount                                  178,000
                                                                    -----------
       Carrying amount of $5,950,000 Debentures at June 30, 2008    $   178,000
                                                                    ===========

In connection with the issuance of the Convertible Debentures and Warrants, the company paid a placement agent (the "Placement Agent") a cash fee of $595,000 and issued them warrants, on the same terms as the Warrants, to purchase 793,333 shares (subject to adjustment) of common stock at $1.00 for five years. Because such warrants have the same variable exercise price feature, and cash settlement provisions, as the Warrants described above, these warrants are also considered derivative liabilities. As such, their fair value at inception of approximately $1,395,000 was charged to derivative liability expense and this amount is required to be marked-to-market at each reporting period. The Company recorded the aggregate of the cash and warrant compensation of approximately $1,990,000 as a deferred finance cost and is amortizing that cost over the three year term of the Convertible Debenture at the rate of approximately $166,000 per quarter. At June 30, 2008, approximately $51,000 of amortization has been recorded leaving approximately $1,939,000 of unamortized deferred finance cost at June 30, 2008. See also, Note 7.

Registration rights liability - The Company also granted the Investors registration rights for the common stock underlying the embedded conversion feature in the Convertible Debentures and the Warrants. The Company can be assessed liquidated damages, as defined in the related agreements, for the failure to file a registration statement in a certain timeframe or for the failure to obtain or maintain effectiveness of such registration statement. Such penalties shall not exceed, in the aggregate, 15% of the aggregate Purchase Price (as defined in the Convertible Debentures). In assessing the likelihood and amount of possible liability for liquidated damages, the Company considered the guidance of EITF No.'s 00-19-2 and 05-04 as well as SFAS No. 5. Because obtaining effectiveness of the registration statement is not within the Company's control, the Company has concluded to record a liability for approximately $893,000 representing 15% of the proceeds of the Convertible Debentures as registration rights liability. If the Company's registration statement is ultimately declared effective within the period prescribed therein, such liability would be reversed in the period that the determination of effectiveness is resolved.

Other - In connection with the issuance of the Convertible Debentures and the related reverse acquisition transaction, the Company agreed to pay a total of approximately $750,000 to an investor relations firm, approximately $488,000 of which was paid at June 30, 2008 and the balance, approximately $262,000, was included in accrued liabilities.

NOTE 7 - DERIVATIVE LIABILITIES

Derivative liabilities at June 30, 2008 consist of the following:

      Fair value of conversion feature of Convertible Debentures (Note 6)              $10,623,000
      Fair value of Warrants issued to Investors (Note 6)                               11,601,000
                                                                                       -----------
         subtotal                                                                       22,224,000
      Fair value of warrants issued to placement agent in Convertible
         Debentures (Note 6)                                                             1,090,000
      Fair value of warrant issued in connection with reverse acquisition (below)          579,000
      Fair value of warrants issued to reverse acquisition equity investors (below)      4,801,000
                                                                                       -----------
         Total derivative liabilities at June 30, 2008                                 $28,694,000
                                                                                       ===========

In connection with the Share Exchange discussed in Note 1, the Company paid the Placement Agent a cash fee of $210,000 and issued them warrants to purchase common stock on the same terms as the Warrants discussed in Note 6. As such these warrants entitle the holder to purchase approximately 420,000 shares common stock at $1.00 per share subject to adjustment of the shares and exercise price in the event of (a) stock dividends, splits or similar recapitalizations or (b) a rights offering at less than market value to all stockholders, (c) certain dividends or distributions and (d) the offering or issuance of common stock or derivative instruments (warrants, options or conversion features), subject to certain exceptions, at a price that is less than the exercise price of the warrants. The Company is obliged to issue registered shares of common stock upon the exercise of the Warrants and if it cannot do so within three business days, it is obliged to pay in cash the market value, plus brokerage commissions, of the common stock. Because of the cash settlement feature and the variability of the exercise price, the warrant is considered to be a derivative liability Under SFAS No. 133 and EITF No. 00-19. Such warrants had a fair value at inception of approximately $480,000, which amount was charged to derivative liabilities expense.

At the time of the Share Exchange, certain investors in a prior private placement of common stock and warrants The Company granted the right to exchange their existing warrants for new warrants on the same terms as the Warrants discussed in Note 6 and in the preceding paragraph. Because of the variability of the exercise price feature and the settlement in cash provisions, the warrant is considered to be a derivative liability Under SFAS No. 133 and EITF No. 00-19. Such warrants had a fair value at inception of approximately $4,801,000, which amount was charged to additional paid in capital as a direct cost of the reverse acquisition.

Pursuant to fair value accounting, the derivative liabilities for the conversion feature, the Warrants, the placement agent warrants and the warrants issued to the December 2007 equity investors are required to be marked-to-market at each reporting period during their term, with the resulting difference reported as a component of income or expense. During the three months ended June 30, 2008, the Company recorded a total change in fair value due to remeasurement of derivative liabilities of approximately $5,439,000 as income.

The Company computed the fair value of its derivative instruments by using a Black Scholes calculation assuming a risk free rate of return of 2.7 - 3.2%, expected volatility of 93% and expected life of the conversion feature (three years) and the Warrants (five years) and the quoted market price of the Company's stock on the day of the measurement.

NOTE 8 - BRIDGE NOTES AND WARRANTS, AS RESTATED

In January and February 2008 the Perf-Go Green sold an aggregate $750,000 of secured convertible notes, due in January 2009 (with respect to $350,000) and February 2009 (with respect to $400,000) and bearing interest at 10% per year, together with warrants to purchase the Perf-Go Green's common stock. The notes were convertible at $0.48 per share and, together with approximately $11,000 of accrued interest, were converted into 1,522,767 shares of the Company's common stock on March 27, 2008.

The detachable warrants permit the holders to purchase an aggregate of 1,500,000 shares of common stock of the Company at a price of $0.75 until January 2013 (with respect to 700,000 shares) or February 2013 (with respect to 800,000 shares). Under EITF No. 00-19, the Company concluded that these warrants met the definition of a freestanding financial instrument that could be classified as equity. The Company determined the fair value of these warrants based upon a Black Scholes valuation calculation with the following assumptions: one and one half year expected life, 150% volatility, 2.11% risk free interest rate and a market price of $0.48 for the underlying common stock. The market price was determined based on the ultimate conversion of these notes into common stock at that price shortly after issuance. The fair value, $669,000 was recorded to deferred finance costs and then, upon the conversion of the notes in March 2008, written off. See also, Note 11.

Pursuant to EITF No.'s 98-5 and 00-27 and APB No. 14, the Company determined that the exercise price of the convertible debt of $0.50 exceeded the market price of the common stock at each commitment date. As a result, no allocation of fair value was required amongst the convertible notes and warrants. The Company also determined that SFAS No. 133 and EITF 00-19 were not applicable, as the embedded conversion option did not require bifurcation.

In connection with raising these proceeds, Perf-Go Green paid $75,000 as direct offering costs to the placement agent. The Company also issued, as an additional placement agent fee, warrants to purchase 150,000 shares of the Company's common stock. The Company determined the valuation of these warrants, approximately $43,000, by applying EITF 96-18 and using the Black-Scholes option-pricing formula and a risk free interest rate of 1.9 - 2.7%, expected volatility of 150%, a five year expected term and a weighted average fair value of $0.75. These costs were initially capitalized as debt issue costs and were being amortized over the life of the related convertible debt instrument. Upon conversion of the notes on March 27, 2008, the remaining unamortized portion of debt issue costs was charged to interest expense on the statement of operations.

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT)

Common stock - On January 15, 2008, the Company issued 19,900,000 shares of common stock (retroactively reflecting the Share Exchange) to its founders as founders stock for pre incorporation services valued at $0.0001 per share.

Stock based compensation - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation". Among other items, SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards. Stock awards to consultants and other non-employees are accounted for based on an estimate of their fair value at the time of grant and, in the instance of options and warrants, are based upon a Black-Scholes option pricing model.

The fair value of each option grant under SFAS No. 123R is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 3.2%; no dividend yield; expected option lives based on their terms (generally five years) and expected volatility of approximately 93%. The expected volatility for the current period was developed by using historical volatility of the Company stock history since the reverse acquisition. Since the history of our stock trading has been relatively short, the baseline volatility calculation was increased by 50%. The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected term of the options grant date.

The grant date fair value of the options issued under the Plan was approximately $14,700,000 and, because a significant number of options vested immediately, approximately $6,770,000 was charged to operations for stock compensation expense under the Plan, including approximately $6,278,000 for directors, officers and employees and approximately $494,000 to consultants. In addition to stock compensation from options, we issued 884,194 shares to consultants resulting in approximately $2,234,000 in stock compensation. Stock compensation cost is included in general and administrative expenses in the unaudited condensed consolidated financial statements

In June 2008, the Company adopted the 2008 Share Incentive Plan (the "Plan") which permits the granting of stock options and other forms of stock based compensation to employees and consultants of the Company. Under the Plan, the Company has reserved 10,000,000 shares of common stock for issuance under the Plan. There were no stock options outstanding at March 31, 2008. The following table summarizes the stock options issued to directors, officers, employees and consultants under the Plan for the three months ended June 30, 2008 (unaudited) under the Plan.

                                                                    Weighted
                                                   Number of        Average
                                                    Options       Exercise Price
                                                  ------------    -------------
Stock Options

Balance at  March 31, 2008                                  --     $      --
   Granted                                           7,961,600     $    1.15
   Exercised                                                --     $      --
   Cancelled/Forfeited                                      --     $      --
Balance at June 30, 2008                             7,961,600     $    1.15
                                                  =============    =========
Options exercisable at June 30, 2008                 3,062,614     $     .92
                                                  =============    =========
Weighted average fair value of options
  granted during the three months ended
  June 30, 2008 (unaudited)                       $  14,700,000    $    1.85
                                                  =============    =========

The following table summarizes information about the exercise prices, exercisability and remaining life of the options granted.

         Options Exercisable
--------------------------------
                                        Weighted
                                        Average
                      Number          Remaining      Weighted         Number         Weighted
Range of Exercise  Outstanding at     Contractual    Average       Exercisable at     Average
       Price       June 30, 2008         Life      Exercise Price   June 30, 2008  Exercise Price
-----------------  --------------  --------------  --------------  --------------  --------------
   $0.50 - $1.00      4,610,000       < 1 Year         .92           3,062,614           .92
   $1.01 - $2.00      3,351,600       > 1 Year
                   --------------                                  --------------
   $0.50 - $2.00      7,961,600                                      3,062,614
                   ==============                                  ==============

Monthly stock grants - In addition to stock grants and options discussed above, the Company has initiated a monthly stock grant program for a director, an officer, a related vendor and a consultant calling for the issuance of approximately 52,000 shares per month over the coming year. The cost of these share issuances will be valued at the fair market value of the Company's common stock on the date of grant.

Warrants and Convertible Debentures - The Company has the following warrants and convertible debentures outstanding that grant the right of the holder to obtain our common stock as indicated:

      - 7,933,333 shares issuable (subject to adjustment as described in Note 6) at $0.75 (subject to adjustment) under convertible debentures until May and June 2011 - 7,933,333 shares issuable (subject to adjustment as described in Note 6) at $1.00 (subject to adjustment) under Warrants issued with Convertible Debentures until May and June 2013
      - 4,200,000 shares issuable (subject to adjustment) under warrants at $1.00 (subject to adjustment) issued to purchasers of our predecessor's common stock until May 2013
      - 1,650,000 shares issuable at $0.75 to investors in our Bridge Notes and a placement agent until January and February 2013
      - 1,213,333 shares issuable (subject to adjustment) to a placement agent in the Convertible Notes and Warrants and reverse acquisition at $1.00 (subject to adjustment) until May and June 2013.

These items permit the holders to purchase 22,929,999 shares of the Company's common stock before adjustment. Possible adjustments include the items discussed in Notes 6 and 7 and would include increases for payment of interest in kind on the Convertible Debentures.

In tabular form, the warrants and convertible securities are as follows:

                                              Number shares
                                               subject to
                                              Warrants and       Weighted
                                               Convertible        Average
                                              Debentures(a)   Exercise Price

   Shares Under Warrants and Convertible
   Debentures:

   Balance at  November 15, 2007 (inception)            --      $       --
      Granted                                   22,929,999      $     0.90
      Exercised                                         --      $       --
      Cancelled/Forfeited                               --      $       --
                                                ----------      ----------
   Balance at June 30, 2008                     22,929,999      $     0.90
                                                ----------      ----------
   Exercisable at June 30, 2008                 22,929,999      $     0.90
                                                ----------      ----------


(a) Before adjustment as discussed above.

Predecessor equity roll forward -

The following table reconciles equity previously reported by the predecessor public company to the equity being reported as retroactively restated to the earliest period presented.


                                                                 Common Stock             Additional
                                                         ---------------------------        Paid-in      Accumulated
                                                            Shares          Amount          Capital        Deficit         Total
                                                         --------------------------------------------------------------------------
Balance, March 31, 2008 previously reported               19,500,000     $     3,000       1,472,000      1,425,000     $    50,000
Share cancellation, principal shareholders
   in May 2008                                           (21,008,400)         (2,000)          2,000             --              --

Issuance of shares in reverse acquisition
   treated as a recapitalization                          21,079,466           2,000       2,047,000             --       2,050,000

Net loss                                                          --              --              --     (1,425,000)     (1,425,000)
                                                         --------------------------------------------------------------------------
BALANCES, March 31, 2008                                  32,279,470     $     3,000     $ 3,522,000    ($1,425,000)    $ 2,100,000
                                                         ==========================================================================

NOTE 10 - INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination.

Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The Company adopted FIN 48, which had no effect on the Company's financial positions and results of operations at this time given its limited operations and activities. No amounts were accrued for the tax exposures or payment of interest and penalties at June 30, 2008 and there was no change to this balance at June 30, 2008.

The Company has a net operating loss carryforward for tax purposes totaling $2,700,000 at June 30, 2008, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by operating loss carryforwards after a change in control (generally greater than a 50% change in ownership, as defined).

The difference between the net operating loss carryforward and the deficit accumulated during the development stage results largely from the non-deductibility, for tax purposes, of derivative expense and income and stock and stock based compensation.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of June 30, 2008.

NOTE 11 - RESTATEMENT OF MARCH 31, 2008 FINANCIAL STATEMENTS OF PERF-GO GREEN

In the original issuance of the financial statements as of March 31, 2008 and for the period from November 15, 2007 (inception) to March 31, 2008, the Company did not assign a fair value to the warrants issued in connection with the convertible notes and warrants sold by Perf-Go Green in January and February 2008 described in Note 8. Generally accepted accounting principles requires that a fair value be assigned to those warrants and that such amount be recorded as debt discount and amortized over the life of the related debt. Because the notes were converted to equity shortly after issuance, generally accepted accounting principles require that the remaining debt discount be charged to operations. The Company has determined that the fair value of those warrants was approximately $669,000 as discussed further in Note 8. Accordingly, the prior financial statements have been restated as follows:

Statement of Operations for the period from November 15, 2007
(inception) to March 31, 2008:

                                   Originally
                                    reported       Restatement      As restated
                                  -----------      -----------      -----------
Other expense, net                $  (128,690)     $  (669,300)     $  (797,990)
Net loss                          $  (755,715)     $  (669,300)     $(1,425,015)
Net loss per share                $     (0.04)     $     (0.04)     $     (0.08)

Balance sheet as of March 31, 2008:

                                   Originally
                                    reported       Restatement      As restated
                                  -----------      -----------      -----------
Additional paid in capital        $   804,028      $   669,300      $ 1,473,328
Deficit accumulated during
  the development stage           $  (755,715)     $  (669,300)     $(1,425,015)
Total stockholders equity         $    50,345      $         0      $    50,345

Statement of Cash Flows for the Period from November 15, 2007
(inception) to March 31, 2008:

                                   Originally      Restatement
                                    reported       adjustment       As restated
                                  -----------      -----------      -----------
Net loss                          $  (755,715)     $  (669,300)     $(1,425,015)
Warrants issued as
compensation in connection
with convertible debt
funding                           $    42,697      $   669,300      $   711,997
Net cash used in operations       $  (402,370)     $         0      $  (402,370)

NOTE 12 - EMPLOYMENT AGREEMENTS

During the three months ended June 30, 2008, the Company entered into employment agreements with three officers and four employees. The agreement with the officers calls for their employment over a three year period and calls for aggregate base salaries for the three agreements of approximately $425,000 per year for three years plus eligibility for an annual bonus up to 20% of base compensation and annual increases of approximately 20%. The agreement with the four employees call for their employment with the Company over a one or two year period and call for aggregate compensation for the four agreements of approximately $ 366,000 per year (approximately $577,000 over the full term).

NOTE 13 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Development stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include debt financing, product design and the development of mass-market product distribution networks for the eventual distribution of the products. There have been nominal sales since our inception.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates in 2009 included the valuation of stock issued for compensation and services, stock based compensation arrangements with employees and third parties, warrants issued as compensation, fair value of derivative financial instruments, estimated useful life of equipment, and a 100% valuation allowance for deferred taxes due to the Company's continuing and expected future losses.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2008, the balance exceeded the federally insured limit by approximately $5,196,000.

Accounts Receivable

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms, without discounts or rebates. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates.

Equipment

Equipment is stated at cost, less accumulated depreciation on a straight-line basis over the estimated useful life, which is five years.

Minority Interest

Under generally accepted accounting principles, when losses applicable to the minority interest in a subsidiary exceed the minority interest in the equity capital of the subsidiary, the excess is not charged to the minority interest since there is no obligation of the minority interest to make good on such losses. The Company, therefore, has included losses applicable to the minority interest against its interest. If future earnings do materialize, the Company will be credited to the extent of such losses previously absorbed. For financial reporting purposes, minority interest will not be presented until the minority's share of profit exceeds its previously recorded deficit.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Cost of Sales

Cost of sales represents costs directly related to the production and installation of the Company's products. Primary costs include raw materials, direct labor, and allocated payroll, commissions and rental charges.

Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2008, the Company common stock equivalent options, warrants and convertible debt that could potentially dilute future earnings per share; however, a separate computation of diluted loss per share is not presented, as these common stock equivalents would be anti-dilutive.

Stock-based compensation

All share-based payments to employees is recorded and expensed in the statement of operations as applicable under SFAS No. 123R, "Share-Based Payment".

Non-employee stock based compensation

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

Derivative Liabilities

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires bifurcation of embedded derivative instruments such as conversion options and warrants, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management first reviews the guidance of EITF No.'s 98-5, 00-27 and 05-2 as well as SFAS No. 150 to determine if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. In assessing the nature of a financial instrument as freestanding, the Company has applied the guidance pursuant to EITF No.'s 00-19. Finally, the Company has applied the related guidance in EITF No.'s 00-19-2 and 05-4 as well as SFAS No. 5 when determining the existence of liquidated damage provisions. At June 30, 2008, the Company had various derivative instruments. (See Notes 6 and 7).

NOTE 14 - RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS:

Effective April 1, 2008, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurement ("SFAS 157"), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date f FASB Statement No. 157, the Company elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until April 1, 2009. The Company is evaluating the impact, if any, this Standard will have on our financial position and results of operations.

SFAS 157 defines fair value, thereby eliminating inconsistencies in guidance found in various prior accounting pronouncements, and increases disclosures surrounding fair value calculations. SFAS 157 establishes a three tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. SFAS 157 requires the Company to maximize the use of observable inputs and to minimize the use of unobservable inputs in making fair value judgments.

The Company's financial assets and liabilities measured at fair value on a recurring basis include those securities classified as cash and cash equivalents and all derivative liability instruments on the unaudited condensed consolidated balance sheet. All securities owned are valued under the first tier of the hierarchy where the assets are measured using quoted prices in active markets.

On April 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." The adoption of SFAS No. 159 did not have any material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. The Company's adoption of SFAS No. 160 on April 1, 2008 did not have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No 141R, "Business Combinations" ("SFAS 141R"). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in the fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a "plain vanilla" option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities--An Amendment of FASB Statement No. 133." ("SFAS 161"). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity's use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity's financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include without limitation those factors discussed in our Form 8-K filed on May 16, 2008 for a discussion of certain known risks; also see Part II, Item 1A.

      Overview

Background and History; Share Exchange

Perf-Go Green Holdings, Inc., formerly known as ESYS Holdings, Inc. and La Solucion, Inc., (the "Company") was incorporated in Delaware in April 2005. Its business was originally intended to provide assistance to the non-English speaking Hispanic population in building and maintaining a life in North Carolina but it did not establish operations in connection with its business plan.

On May 13, 2008, the Company entered into a Share Exchange Agreement (the "Share Exchange") with Perf-Go Green, Inc. ("Perf-Go Green"), a privately-owned Delaware corporation and its stockholders pursuant to which the Company acquired all of the outstanding shares of common stock of Perf-Go Green. Perf-Go Green was originally incorporated as a limited liability company on November 15, 2007 and converted to a "C" corporation on January 7, 2008. As consideration for the Share Exchange, the Company issued an aggregate of 21,079,466 shares of common stock, $0.0001 par value (the "Common Stock") to the Perf-Go Green stockholders resulting in a change in control of the Company with Perf-Go Green stockholders owning approximately 65% out of a total of 32,279,470 of the Company's outstanding common stock at the date of the Share Exchange. In addition, the directors and officers of Perf-Go Green were elected as directors and officers of the Company. As a result of the Share Exchange, the Company has succeeded to the business of Perf-Go Green as its sole business.

The accounting for the Share Exchange, commonly called a reverse acquisition, calls for Perf-Go Green, to be treated as the accounting acquirer. The acquired assets and assumed liabilities of the Company were carried forward at their historical values, which approximated fair value. Perf-Go Green's historical financial statements, after the restatement discussed in Note 11 to the unaudited condensed consolidated financial statements, are carried forward as those of the combined entity. The common stock and per share amounts have been retroactively restated the earliest period presented to reflect the Share Exchange.

Business, Products and Plans

The Company is focused on the development and global marketing of eco-friendly, non-toxic, food contact compliant, biodegradable plastic products. Our biodegradable plastic products offer a practical and viable solution for reducing plastic waste from the environment. The Company believes that its plastic products will break down in landfill environments within twelve (12) to twenty four (24) months, leaving no visible or toxic residue. Based solely on environmental claims made by the Company that manufactures a oxo-biodegradable plastic additive that speeds up the break down of our plastic products, we believe our plastic products will break down in landfill environments within twelve (12) to twenty four (24) months, leaving no visible or toxic residue. All of the Company's products incorporate recycled plastic. The Company's products make important strides towards the reduction of plastic from the environment.

We have partnered with Spectrum Bags, Incorporated, a division of IPS Industries, Inc. ("Spectrum"), a mid-sized manufacturer and distributor of plastic bags and plastic products to manufacture and distribute our plastic products. The Company's President, Ben Tran, is a director of our Company and shares in one of the patents on our handle tie-bags. Our products use an oxo-biodegradable plastic additive licensed to Spectrum by a supplier to speed biodegradation and we believe, based on that supplier's environmental claims that our plastic products, when discarded in soil in the presence of microorganisms, moisture and oxygen, will biodegrade, decomposing into simple materials found in nature and will be 100% degradable. We believe this degradable plastic additive technology will be suitable in the creation of many mainstream consumer products.

During 2008, we intend to launch and market six (6) prominent plastic product categories including: thirteen gallon, tall kitchen garbage bags; thirty gallon garage, lawn and leaf garbage bags; commercial garbage bags (various sizes for office buildings and for municipalities, parks and beaches); kitty litter liner bags (three sizes); Doggie Duty(TM)Bags; and 10 foot by 20 foot plastic drop cloths. We anticipate the sale and distribution of our initial product offering, the thirteen-gallon tall kitchen trash bags, will begin in the third quarter of calendar 2008. The Company has secured placement and premier featuring and exposure with "brand-making" retailers such as Amazon.com and Drugstore.com, Bashes Family of Stores and Walgreens drug stores. In addition, we are in contact and in negotiations with a number of other named brand retailers.

We are implementing a major business to business/business to government strategy for our commercial line of trash bags and retail check out bags. SOHO Partnership in New York City, CEDA in Cooks County and the Parks Department of Stamford, Connecticut are recently added customers.

We intend to deliver brand building messages through several marketing and advertising vehicles, including television, radio, national print, online marketing and search engine optimization, and retail store promotions. Our products were showcased at the Chicago International Housewares Show held March 16th through March 18th. 22,000 buyers from around the world attended this event. Our product received national attention by television networks and other media outlets as a "Hot New Household Product." Our product was awarded as a Design Defined Honoree for 2008 at the show. Additionally, we signed thirteen representative firms that give will us reach to major national retailers in the U.S. and Canada.

The Company's activities have included capital raising to support its business plan, recruiting board and management personnel, establishing sources of supply and customer relationships.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting By Development Stage Enterprises," and is subject to the risks associated with activities of development stage companies. While we have raised a significant amount of financing in connection with the Share Exchange, our operations are unproven and therefore it is not certain that we will have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new funding.

Recent Financings

The Company completed the following financings during the period from November 15, 2007 (inception) to June 30, 2008:

Equity Financing - In December 2007, Perf-Go Green Holdings, Inc. raised $2,100,000 in proceeds in the private placement of 2,100,000 common shares and warrants to purchase 4,200,000 shares of the Company's common stock as described in Note 7 to the unaudited condensed consolidated financial statements. In June 2008, the warrants were reissued to conform to the same terms as the Warrants in the Convertible Debenture and Warrants financing described below and in Note 6 to the unaudited condensed consolidated financial statements.

Bridge Notes and Warrants - In January and February 2008, Perf-Go Green, Inc. raised an aggregate $750,000 proceeds through the sale of secured convertible notes ("Bridge Notes") together with warrants to purchase 1,500,000 shares of the Company's common stock. The Bridge Notes, together with approximately $11,000 of accrued interest, were converted into 1,579,466 shares of the Company's common stock in March 2008 as further described further in Note 7 to the unaudited condensed consolidated financial statements.

Convertible Debentures and Warrants - In connection with the Share Exchange, on May 13, 2008 and June 10, 2008, the Company raised an aggregate $5,950,000 proceeds a private placement of its senior secured convertible debentures in the principal amount of $5,950,000 and warrants to purchase 7,933,333 shares (subject to adjustment) of the Company's common stock as described further in
Note 6 to the condensed consolidated financial statements.

Because of the features of the Convertible Debentures and Warrants and the warrants that were re-issued in May 2008 to the December 2007 equity investors, together with certain placement agent warrants all as discussed in Notes 6 and 7 to the unaudited condensed consolidated financial statements, these instruments are considered derivative liabilities and are marked-to-market each reporting period.

      Financial Condition, Liquidity and Capital Resources -

As indicated in the accompanying unaudited condensed consolidated financial statements, at June 30, 2008, the Company had approximately $5,280,000 in cash and approximately $24,256,000 in negative working capital and a stockholders' deficit of approximately $22,357,000. A significant portion of the Company's liabilities are derivative liabilities which are further described in Note 6. The Company would be unable to satisfy the cash settlement liability associated with its derivative liabilities.

For the three months ended June 30, 2008, the Company had a loss from operations of approximately $10,815,000 and a net loss of approximately $32,851,000 and utilized approximately $2,094,000 of cash in operating activities. Further, development stage losses are continuing subsequent to June 30, 2008. We anticipate that we will continue to generate significant losses from operations for the near future. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company's plan to deal with this uncertainty is to commence revenue activity in the second half of calendar 2008. The Company's cash flow projections indicate that projected revenues will be sufficient to fund operations over the coming twelve months. However, as a development stage enterprise, the Company's ability to accurately project revenues and expenses can be significantly impacted by unforeseen events, developments and contingencies that cannot be anticipated. As such, there can be no assurance that management's plans to generate revenue in order to sustain our operations over the coming twelve months can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

We currently have no material commitments for capital expenditures.

      Results of Operations -

We began operations on November 15, 2007 and are a development stage company. Our activities during the development stage have included primarily capital raising (resulting in the debt and equity-based financing described in Recent Financings above), development and marketing of our biodegradable plastic products, development of mass market product distribution networks for the intended distribution of the products, recruiting personnel and beginning the development of an infrastructure to support the planned business. As the Company is devoting its efforts to product development, marketing and distribution, there has been no revenue generated from sales as of the date of this report.

Our results of operations for the three months ended June 30, 2008 and for the period from November 15, 2007 (inception) to June 30, 2008 are as follows:

                                                        November 15,
                                       Three months         2007
                                          ended        (inception) to
                                      June 30, 2008     June 30, 2008
                                      -------------    --------------

            Revenues                   $     1,000       $     1,000
                                       -----------------------------
            Loss from operations        10,815,000        11,442,000
                                       -----------------------------
            Other expense               22,037,000        22,835,000
                                       -----------------------------
            Net loss                   $32,851,000       $34,276,000
                                       =============================

Revenues in the three months ended June 30, 2008 and for the period from November 15, 2007 to June 30, 2008 consist of initial sales at Amazon.com and sales to a municipality. The Company expects to commence more substantial revenue activity in approximately September 2008 as product that has been ordered becomes available to ship to our initial customers including retailers Walgreens and Bashas' as well as internet retailers Amazon.com and Drugstore.com.

Loss from operations is driven by general and administrative costs of approximately $10,814,000 for the three months ended June 30, 2008 and $11,441,000 for the period from November 15, 2007 (inception) to June 30, 2008. Included in general and administrative costs for the both the three months ended June 30, 2008 and for the period from November 15, 2007 (inception) to June 30, 2008 are non-cash charges for stock compensation aggregating approximately $9,032,000 including stock compensation for directors (approximately $4,100,000), employees (approximately $2,203,000) and consultants, primarily an investor relations consultant, (approximately $2,729,000). The large amount of stock compensation results from the number of options and shares granted as well as the fact that options to purchase approximately 2,843,600 shares contain immediate vesting provisions and therefore are expensed in full at inception (approximately $6,180,000). However, we have an ongoing cost for stock compensation relative to (a) the vesting of options and warrants already granted to purchase approximately 4,250,000 shares, (b) our commitment to make monthly share grants to certain employees and consultants and (c) the vesting of options and warrants for any new grants. The cost of the ongoing vesting of options already granted is expected to be approximately $2,200,000 per quarter. The cost of our commitment to make monthly share grants will be variable based upon the share price at the end of each month of service and therefore is not known at this time.

The remaining operating expenses, approximately $1,783,000 for the three months ended June 30, 2008 and approximately $ 2,409,000 for the period from November 15, 2007 (inception) to June 30, 2008, include the following:

                                                                   November 15,
                                                 Three months          2007
                                                    ended         (inception) to
                                                June 30, 2008     June 30, 2008
                                                -------------     --------------

  Investor and public relations                   $  829,000       $  852,000
                                                  ---------------------------
  Human resources                                    201,000          333,000
                                                  ---------------------------
  Legal and professional                             204,000          350,000
                                                  ---------------------------
  Marketing and related                              278,000          520,000
                                                  ---------------------------
  Travel and related                                 121,000          166,000
                                                  ---------------------------
  Occupancy, communications, and all other, net      150,000          188,000
                                                  ---------------------------
       Total other operating costs                $1,783,000       $2,409,000
                                                  ===========================

We expect that our operating expenses will continue to increase in subsequent quarters as we focus our attention on product introduction and marketing, investor and public relations and investments in our operating infrastructure.

Other expense includes the following:

                                                                  November 15,
                                                Three months          2007
                                                   ended         (inception) to
                                               June 30, 2008     June 30, 2008
                                               -------------     --------------

Derivative liability expense at inception       $ 26,310,000      $ 26,310,000
                                                ------------------------------
Change in value of derivative liability           (5,439,000)       (5,439,000)
                                                ------------------------------
Damages accrued under registration rights
agreement                                            893,000           893,000
                                                ------------------------------
Amortization of debt discount                        179,000           179,000
                                                ------------------------------
Interest expense and amortization                    105,000           852,000
                                                ------------------------------
Interest income                                      (11,000)          (11,000)
                                                ------------------------------
     Total other expense                        $ 22,036,000      $ 22,835,000
                                                ==============================

Derivatives - As discussed further in Notes 6 and 7 to the unaudited condensed consolidated financial statements, the Company issued Convertible Debentures and Warrants which contain features that have variability in the conversion or exercise price and, with respect to the Warrants, contain a settlement in cash feature if sufficient registered shares cannot be delivered upon exercise of the Warrant. As such, these instruments are accounted for as Derivative liabilities. In addition, warrants issued to a placement agent, and warrants that were issue to replace warrants issued to investors in the December 2007 equity financings, have the same features and are also accounted for as derivative liabilities. Derivative liability expense for beneficial conversion feature of convertible debt, warrants and other warrants of approximately $26,310,000 results from the fair value of these derivative instruments, less the amount allocated to the related convertible debt as debt discount ($5,950,000), at inception. The Company computed the fair value of its derivative instruments at inception by using a Black Scholes calculation assuming a risk free rate of return of 2.7 - 3.2%, expected volatility of 93% and expected life of the conversion feature (three years) and the Warrants (five years) and the quoted market price of the Company's stock on the day of the measurement. Fair value accounting requires that these derivative liabilities be marked-to-market at each reporting period and therefore, since the underlying market price of the stock generally decreased from inception to June 30, 2008, the Company recorded other income for the aggregate change in value of these derivative liabilities of approximately $5,439,000. Each reporting period, a charge or credit will be recorded for the change in fair value these derivative liabilities.

Registration rights - Under a registration rights agreement, the common stock underlying the conversion feature of the Convertible Debentures and the Warrants is required to be registered. The Company can be assessed liquidated damages, as defined in the related agreements, for the failure to file a registration statement in a certain timeframe or for the failure to obtain or maintain effectiveness of such registration statement. Such penalties are generally limited to approximately $893,000 in the aggregate. Because obtaining effectiveness of the registration statement is not within the Company's control, the Company has concluded to record a liability for approximately $893,000 representing the liquidated damages that may be assessed if the Company fails to satisfy its registration obligations. If the Company's registration statement is ultimately declared effective, such liability would be reversed in the period that the determination of effectiveness is resolved.

Interest expense and amortization of debt discount - Interest expense on the Convertible Debentures accrues at approximately $149,000 per quarter beginning in May 2008. The amortization of debt discount represents the amortization of the entire proceeds, $5,950,000 of the Convertible Debentures and Warrants, which was allocated to debt discount, over the three year life of the Convertible Debentures at the rate of approximately $496,000 per quarter beginning in May 2008.

Interest income - Consists of interest earned on bank deposits and deposits in an institutional money market fund with a broker-dealer.

Contractual Arrangements

Significant contractual obligations as of June 30, 2008 are as follows:

                                                             Amount Due in
                                 -----------------------------------------------------------------------
                                    Total       Less than 1      1 to 3         4 to 5       More than 5
Type of Obligation                Obligation        year          years          years          years
                                 -----------    -----------    -----------    -----------    -----------
Convertible Debentures (1) ...   $ 5,950,000    $        --    $ 5,950,000    $        --    $        --
Derivative liabilities (2) ...    28,694,000     28,694,000             --             --             --
Employment contracts (3) .....     2,381,000        791,000      1,591,000
                                 -----------    -----------    -----------    -----------    -----------
    Total ...................    $37,025,000    $29,485,000    $ 7,541,000    $        --              $
                                 ===========    ===========    ===========    ===========    ===========

(1) See Note 6 to unaudited condensed consolidated financial statements for additional information.
(2) See Note 7 to unaudited condensed consolidated financial statements for additional information.
(3) See Note 11 to unaudited condensed consolidated financial statements for additional information. Amounts include annual increases but not annual bonus eligibility.

Off Balance Sheet Arrangements

The Company has no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Critical Accounting Principles -

We have identified critical accounting principles that affect our condenses consolidated financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals. They are:

Use of Estimates, Going Concern Consideration - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Among the estimates we have made in the preparation of the financial statements is an estimate of our projected revenues, expenses and cash flows in making the disclosures about our liquidity in this report. As a development stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops. Our unaudited condensed consolidated financial statements have been prepared assuming we are a "going concern". No adjustment has been made in the unaudited condensed consolidated financial statements which could result should we be unable to continue as a going concern.

Share-Based Payments - We follow SFAS 123(R), "Share-Based Payment" which establishes standards for share-based transactions in which an entity receives employee's or consultants services for (a) equity instruments of the entity, such as stock options or warrants, or (b) liabilities that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires that we expense the fair value of stock options and similar awards, as measured on the awards' grant date. SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date.

We estimate the value of stock option awards on the date of grant using the Black-Scholes option-pricing model (the "Black-Scholes model"). The determination of the fair value of share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the three months ended June 30, 2008, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

The guidance in SFAS 123(R) and Securities and Exchange Commission's Staff Accounting Bulletin No. 107 and 110 is relatively new, and best practices are not well established. There are significant differences among valuation models, and there is a possibility that we will adopt a different valuation model in the future. Theoretical valuation models are evolving and may result in lower or higher fair value estimates for share-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. The uncertainties and costs of these extensive valuation efforts may outweigh the benefits to investors.

Derivative liabilities - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In addition, freestanding derivative instruments such as certain warrants are also derivative liabilities. We estimate the fair value of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in the assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. Although we believe the assumptions used to estimate the fair values of the warrants are reasonable, we cannot assure the accuracy of the assumptions or estimates. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value as at each period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

At June 30, 2008, we had four such derivative instruments principally related to our issuance of Convertible Debentures and Warrants as discussed further in Notes 6 and 7 to the unaudited condensed consolidated financial statements. The Convertible Debentures and Warrants have features which make their conversion or exercise price variable and the Warrants contain provisions calling for cash settlement in certain circumstances. Such derivatives had an aggregate fair value at inception of approximately $32,220,000, after reflecting $5,950,000 as debt discount. At June 30, 2008, we re-measured the fair value of such derivative instruments and recorded a reduction of our derivative liabilities of approximately $7,490,000 bringing the resulting derivative liabilities to approximately $24,730,000.

Recently Issued Accounting Pronouncements

See Note 13 to unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the sensitivity of income or loss to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market driven rates or prices.

Foreign Currency Risk

Currently, we have no exposure to foreign currency risk as all our sales transactions, assets and liabilities are denominated in the U.S. dollar.

Interest Rate Risk

Our exposure to interest rate risk is limited to interest earned from our money market accounts and our interest expense on short-term and long-term borrowings. Currently, this exposure is not significant. Substantial increases in short-term and long-term borrowings to fund growth or make investments, combined with actual changes in interest rates could adversely affect our future results of operations.

Item 4T. Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") that is designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and our Chief Financial Officer as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

      (b) Changes in Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act ("ICFR"). Our ICFR should be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

      The Company's predecessor, Perf-Go Green Holdings, Inc., was previously a shell company with the objective to acquire an operating business. As such, it only had to maintain internal and disclosure controls on a very limited number of activities. On May 13, 2008, Perf-Go Green Holdings, Inc. acquired Perf-Go Green, Inc., a privately held, development-stage company, in a transaction accounted for as a reverse acquisition (the "Share Exchange"). Upon the consummation of the Share Exchange, Perf-Go Green Holdings, Inc.'s former internal controls and management were entirely supplanted by those of Perf-Go Green, Inc. In effect, this quarterly report on Form 10-Q for the three months June 30, 2008 is the first annual or quarterly report that has been filed with respect to the assets and operations of Perf-Go Green, Inc.

      Our new and current management acknowledges that they are responsible for establishing and maintaining effective internal control over financial reporting for the Company. Because of the abbreviated period of less than two months during which the Company, operating as Perf-Go Green, Inc., was a reporting company during the quarter ended June 30, 2008, management had not completed, as of June 30, 2008, an assessment of the Company's internal control over financial reporting under a recognized control framework. That assessment process is ongoing and will be completed during the fiscal year ending March 31, 2010. Accordingly, the Company will include management's report on its assessment of the effectiveness of the Company's internal control over financial reporting in its annual report for that period. As of the date of this filing, management has identified a material weaknesses in that the financial statements of Perf-Go Green, Inc., a private company that we acquired in a reverse acquisition in May 2008, included in our Form 8-K filing on May 16, 2008 have been restated for an accounting error. Such restatement, which is described in Note 11 to the unaudited condensed consolidated financial statements, arose due to the failure to record the fair value of warrants issued with convertible debentures as required by generally accepted accounting principles. As we migrate our internal controls as described below, in July 2008 we retained a financial reporting consultant to assist us with our financial and SEC reporting. It is through this process that the error was discovered and, as such, we consider this particular weakness to be subsequently remediated by the addition of that resource.

      Management has not made a report, we have not had an attestation report of the Company's registered public accounting firm, regarding internal control over financial reporting due to the temporary rules of the Securities and Exchange Commission that permit a transition period for newly public companies as described above.

      We anticipate that our internal control system will be designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. The steps management expects to undertake include a top-down risk assessment of all risks associated over financial reporting and disclosure, the identification and ranking of risks and the corresponding financial accounts and business processes. Additionally, the associated system applications will be identified, as well as the controls over information technology and general computer controls. Company-wide controls will also be identified and documented. This control environment will be reviewed and assessed to allow management to conclude regarding the effectiveness of the design of the controls as well the operating effectiveness. In making its assessment of internal control over financial reporting, management anticipates using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. We have hired new accounting personnel. In addition, we are in the process of implementing a comprehensive new accounting software system and are in the process of retaining the services of a consulting business specializing in audit, compliance, financial management, and support

      There are inherent limitations in any system of internal control. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives are met. Further, the design of a control system must consider that resources are not unlimited and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgment in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. On April 11, 2008, David Conklin, a shareholder of the Company, asserted a claim against Anthony Tracy, our Chairman of the Board of Directors and Chief Executive Officer, alleging that, based on Mr. Conklin's prior contributions to other companies operated by Anthony Tracy as well as prior agreements between Mr. Conklin and Mr. Tracy, Mr. Conklin was entitled to be issued a ten (10%) percent interest in the Company. This dispute was resolved on July 8, 2008. In accordance with the terms of the Mutual Release and Settlement Agreement dated July 8, 2008 by and among Mr. Tracy, Mr. Conklin and the Company, Mr. Conklin was issued 888,830 shares of common stock of the Company. Such shares were taken from Mr. Tracy's interest in the Company and no additional shares were issued by the Company.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. The following additional risks were identified during the quarter ended June 30, 2008 as a result of the Share Exchange and related financing activity:

We have issued a substantial number of securities convertible into shares of our common stock which may result in substantial dilution to the ownership interests of our existing stockholder.

In connection with our private placement of Convertible Debentures and Warrants, at June 30, 2008, approximately 31,343,999 million shares of our common stock were reserved for issuance, which equals 130% of the maximum shares of our common stock issuable upon exercise or conversion (before adjustment as permitted) of the following securities: (i) 13,992,333 million shares of common stock issuable upon conversion of the Notes, and payment of interest thereon, issued as part of the and (ii) 17,350,666 million shares of common stock issuable (before adjustment as permitted) upon exercise in full of the Warrants issued to the holders of the convertible notes, certain other investors and the placement agent (without regard to any limitations on exercise). The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.

The conversion ratio of the Notes and the exercise price of the Warrants may be substantially below the market price of our stock at the time of exercise.

The Notes are currently convertible into our common stock at a fixed ratio of $0.75 per share. The Warrants issued are exercisable at a fixed exercise price of $1.00 per share. Subject to certain exceptions, these conversion ratios and exercise prices are subject to downward adjustment in the event we issue additional shares of common stock at prices below the then-current conversion ratio or exercise price. Conversion of the notes or exercise of the warrants is only likely to occur at such time as the conversion ratio or exercise price, as the case may be, is lower than the current market price for our common stock. Issuance of common stock at a price below our current market price would have a dilutive effect on current stockholders and could potentially have a negative impact on our stock price

Any investment in our common stock involves a high degree of risk. Some of these many known risks that affect an investment in our Company (there can be others) are described in our Form 8-K filed on May 13, 2008 and include:

      - Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.
      - Our internal financial reporting procedures are still being developed and we will need to allocate significant resources to meet applicable internal financial reporting standards.
      - Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.
      - There are additional requirements and costs associated with becoming a public company which may prove to be burdensome, especially for a smaller public company.
      - We became public through the Share Exchange and we may not be able to attract the attention of major brokerage firms.
      - Affiliates of our Placement Agent are also stockholders of Perf Holdings, and consequently, may have interests which differ from those of our Company.
      -     There will be a limited trading market for our common stock.
      - You may have difficulty trading and obtaining quotations for our common stock.
      - The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.
      - Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to decline.
      -     We do not expect to pay dividends in the foreseeable future.
      - Investors will experience dilution upon the exercise of Warrants or options.
      - Directors and officers of the Company have a high concentration of common stock ownership.
      - Applicable SEC rules governing the trading of "penny stocks" limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

      For a more complete listing and description of these and other risks that the Company faces please see our Form 8-K filed on May 13, 2008.

Item 6. - Exhibits

      31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PERF-GO GREEN HOLDINGS, INC.
                                       ----------------------------
                                              (Registrant)

Date: August 11, 2008   By:                /s/ Anthony Tracy
                           -----------------------------------------------------
                                  Anthony Tracy, Chairman of the Board and
                           Chief Executive Officer (Principal Executive Officer)

                        By:                /s/ Arthur F. Stewart
                           -----------------------------------------------------
                                 Arthur F. Stewart, Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

 No.                                   Description
 ---                                   -----------

31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1         Certification of Principal Executive Officer pursuant to 18 U.S.C.
             1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2         Certification of Principal Financial Officer pursuant to 18 U.S.C.
             1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.