Form 10-Q
period 2008-09-30
PERF Go-Green Holdings, Inc
filed 2008-11-14
CIK 1345444

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended: September 30, 2008

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

                        Commission File Number 333-141054

                          Perf-Go Green Holdings, Inc.
                          ----------------------------
      (Exact name of smaller reporting company as specified in its charter)

             Delaware                                      20-3079717
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

              12E. 52nd Street, 4th Floor, New York, New York 10002
              -----------------------------------------------------
              (Address of principal executive offices and Zip code)

                    (212) 935 3550 (formerly (212) 848 0253)
              -----------------------------------------------------
                 (Issuer's telephone number including area code)

                  645 Fifth Avenue, New York, New York 10022 .
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date - November 7, 2008

       Common Stock, $.0001 Par Value                     33,196,664
       ------------------------------                     ----------
                  Class                                     Shares

                   PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

                                      INDEX

PART 1 - FINANCIAL INFORMATION

    Item 1. - Financial Statements

           Condensed Consolidated Balance Sheets (unaudited with respect to September 30, 2008 and not consolidated with respect to
             to audited March 31, 2008)                                        1

           Condensed Consolidated Statements of Operations (unaudited)         2

           Condensed Consolidated Statement of Stockholders'
             Deficit (unaudited)                                               3

           Condensed Consolidated Statements of Cash Flows (unaudited)         4

           Notes to Condensed consolidated Financial Statements
             (unaudited)                                                  5 - 16

    Item 2. - Management's Discussion and Analysis of Financial
                Condition And Results of Operations                      17 - 24

    Item 3. - Quantitative and Qualitative Disclosures about Market Risk      24

    Item 4T - Controls and Procedures                                    24 - 25

PART II - OTHER INFORMATION

    Item 1 -  Legal Proceedings                                               26

    Item 1A. - Risk Factors                                              26 - 27

    Item 5 - Other Information

    Item 6 - Exhibits                                                         27

SIGNATURES                                                                    28

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION

      Item 1. - Financial Statements

                   PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                  September 30,      March 31,
                                                                                      2008             2008
                                                                                  ------------     ------------
                                                                                  (unaudited)        (audited)
CURRENT ASSETS:
    Cash and cash equivalents                                                     $  1,781,000     $    270,000
    Accounts receivable                                                                400,000               --
    Deposits with vendor - related party                                             1,835,000               --
     Prepaid expenses                                                                   23,000           33,000
                                                                                  ------------     ------------
         Total current assets                                                        4,039,000          303,000

Deferred finance costs, net                                                          1,772,000               --
Equipment, net of accumulated depreciation                                             185,000            2,000
                                                                                  ------------     ------------
         Total assets                                                             $  5,996,000     $    305,000
                                                                                  ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                              $    283,000     $    200,000
    Accrued expenses                                                                    80,000           55,000
    Registration rights liability                                                      893,000               --
    Derivative liabilities                                                          18,130,000               --
                                                                                  ------------     ------------
         Total current liabilities                                                  19,386,000          255,000

LONG TERM LIABILITIES - Senior secured convertible debentures,
    face amount $5,950,000, net of debt discount of $5,275,000                         675,000               --
                                                                                  ------------     ------------
         Total liabilities                                                          20,061,000          255,000

COMMITMENTS                                                                                 --               --

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, par value $0.0001 per share, 5,000,000 shares
       authorized none issued                                                               --               --
    Common stock, par value $0.0001 per share, 100,000,000 shares
       authorized, 33,196,664 and 21,079,466 shares issued and outstanding               3,000            2,000
    Additional paid in capital                                                      14,491,000        1,473,000
    Accumulated deficit                                                            (28,559,000)      (1,425,000)
                                                                                  ------------     ------------
         Total stockholders' equity (deficit)                                      (14,065,000)          50,000
                                                                                  ------------     ------------

         Total liabilities and stockholders' equity (deficit)                     $  5,996,000     $    305,000
                                                                                  ============     ============

See accompanying notes to the condensed consolidated financial statements.

                   PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                              Three months ended     Six months ended
                                                              September 30, 2008    September 30, 2008
                                                              ------------------    ------------------
REVENUES                                                         $    425,000          $    426,000

COST OF GOODS SOLD                                                    269,000               270,000
                                                                 ------------          ------------

GROSS PROFIT                                                          156,000               156,000

GENERAL AND ADMINISTRATIVE EXPENSES                                 4,214,000            15,029,000
                                                                 ------------          ------------

LOSS FROM OPERATIONS                                               (4,058,000)          (14,873,000)
                                                                 ------------          ------------

OTHER (EXPENSE) INCOME
    Derivative liabilities expense                                         --           (26,310,000)
    Change in fair value of derivative liabilities                 10,564,000            16,003,000
    Damages accrued under registration rights agreement                    --              (893,000)
    Amortization of debt discount                                    (497,000)             (675,000)
    Interest expense                                                 (162,000)             (216,000)
    Amortization of deferred finance costs                           (153,000)             (204,000)
    Interest income                                                    23,000                34,000
                                                                 ------------          ------------
       Total other (expense) income, net                            9,775,000           (12,261,000)

NET INCOME (LOSS)                                                $  5,717,000          $(27,134,000)
                                                                 ============          ============

NET INCOME (LOSS) PER COMMON SHARE:
    Basic                                                        $       0.17          $      (0.90)
                                                                 ============          ============
    Diluted                                                      $       0.14          $      (0.90)
                                                                 ============          ============

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
       Basic                                                       33,175,000            30,274,000
                                                                 ============          ============
       Diluted                                                     47,392,000            30,274,000
                                                                 ============          ============

See accompanying notes to the condensed consolidated financial statements.

                   PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) For the period from March 31, 2008 (audited) to September 30, 2008 (unaudited)
                                   (unaudited)

                                                         Common Stock               Additional
                                                  ---------------------------         Paid-in        Accumulated
                                                    Shares           Amount           Capital          Deficit            Total
                                                  -------------------------------------------------------------------------------
BALANCES, March 31, 2008 (audited)                21,079,466     $      2,000      $  1,473,000      ($1,425,000)     $    50,000

Common stock issued in reverse acquisition
     and recapitalization                         11,200,004            1,000         2,100,000               --        2,101,000

Cash and warrants paid to placement
     agent in May 2008 reverse merger                     --               --          (691,000)              --         (691,000)

Officer, director and employee stock
    compensation expense                                  --               --         8,716,000               --        8,716,000

Common stock issued to investor relations
    consultant for services                          750,000               --         1,927,000               --        1,927,000

Other consultant stock option expense                     --               --           684,000               --          684,000

Shares issued to consultants and employee            167,194               --           282,000               --          282,000

Net loss                                                  --               --                --      (27,134,000)     (27,134,000)
                                                  -------------------------------------------------------------------------------
BALANCES, September 30, 2008 (unaudited)          33,196,664     $      3,000      $ 14,491,000     ($28,559,000)    ($14,065,000)
                                                  ===============================================================================

See accompanying notes to the condensed consolidated financial statements.

                   PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Six months ended
                                                                                      September 30, 2008
                                                                                      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                               $(27,134,000)
                                                                                         ------------
  Adjustments to reconcile net loss to net cash used in operating activities:
     Derivative liabilities expense                                                        26,310,000
     Change in fair value of derivative liabilities                                       (16,003,000)
     Officer, director and employee stock compensation expense                              8,716,000
       Stock compensation expense to consultants and employee                               2,893,000
     Amortization of debt discount and deferred finance costs on
       Convertible Debentures                                                                 892,000
     Depreciation of equipment                                                                 14,000
   Effect on cash of changes in operating assets and liabilities:
     Accounts receivable                                                                     (400,000)
     Prepaid expenses                                                                          10,000
     Deposits with vendor - related party                                                  (1,835,000)
     Accounts payable, accrued liabilities and all other                                      109,000
     Registration rights liability                                                            893,000
                                                                                         ------------

NET CASH USED IN OPERATING ACTIVITIES                                                      (5,535,000)
                                                                                         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Cash acquired in reverse acquisition                                                  2,100,000
      Placement agent fee paid in cash in connection with reverse merger                     (210,000)
      Purchase of equipment                                                                  (199,000)
                                                                                         ------------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                                                  1,691,000

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of senior secured convertible notes and warrants                     5,950,000
    Payment of placement agent fees for bridge notes, convertible notes and merger           (595,000)
                                                                                         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   5,355,000
                                                                                         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   1,511,000
CASH:
    Beginning of period                                                                       270,000
                                                                                         ------------
    End of period                                                                        $  1,781,000
                                                                                         ============

SUPPLEMENTARY CASH FLOW INFORMATION:
    Cash paid for interest and taxes                                                     $    131,000
                                                                                         ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Derivative liabilities associated with Convertible Debentures and
      Warrants at inception                                                              $  5,950,000
                                                                                         ============
    Derivative liabilities associated with placement agent warrants at inception         $  1,875,000
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

On May 13, 2008, the Company entered into a Share Exchange Agreement (the "Share Exchange") with Perf-Go Green, Inc. ("Perf-Go Green"), a privately-owned Delaware corporation and its stockholders pursuant to which the Company acquired all of the outstanding shares of common stock of Perf-Go Green. Perf-Go Green was originally incorporated as a limited liability company on November 15, 2007 and converted to a "C" corporation on January 7, 2008. As consideration for the Share Exchange, the Company issued an aggregate of 21,079,466 shares of common stock, $0.0001 par value, for the 20,322,767 Perf-Go Green shares outstanding (a 1.03:1 exchange ratio), to the Perf-Go Green stockholders resulting in a change in control of the Company with Perf-Go Green stockholders owning approximately 65% out of a total of 32,279,470, and the former shareholders of the accounting acquiree owning 11,200,004 shares, of the Company's outstanding common stock at the date of the Share Exchange. In addition, the directors and officers of Perf-Go Green were elected as directors and officers of the Company. As a result of the Share Exchange, the Company has succeeded to the business of Perf-Go Green as its sole business. The Company's fiscal year end is March 31.

The accounting for the Share Exchange, commonly called a reverse acquisition, calls for Perf-Go Green to be treated as the accounting acquirer. The acquired assets and assumed liabilities of the Company were carried forward at their historical values, which approximated fair value. Perf-Go Green's historical financial statements are carried forward as those of the consolidated entity. The common stock and per share amounts have been retroactively restated to the earliest period to reflect the Share Exchange.

In connection with the Share Exchange, on May 13, 2008 and June 10, 2008, the Company completed a private placement of its senior secured convertible debentures in the principal amount of $5,950,000 and warrants to purchase shares of the Company's common stock as described in Note 6.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X for small business issuers and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements include the accounts of Perf-Go Green Holdings, Inc. and its wholly owned subsidiary, Perf-Go Green, Inc. (collectively, the "Company") and all significant intercompany transactions and balances have been eliminated in consolidation. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the more complete information and the Company's audited consolidated financial statements as of March 31, 2008 and for the period from November 15, 2007 (inception) to March 31, 2008 and the related notes thereto included in Form 8-K/A filed on August 15, 2008.

All amounts in the accompanying financial statements are rounded to the nearest thousand dollars.

NOTE 2 - DISCUSSION OF THE COMPANY'S ACTIVITIES/PRODUCTS AND GOING CONCERN
CONSIDERATION:

Company Activities/Products - The Company is focused on the development and global marketing of eco-friendly, non-toxic, food contact compliant, biodegradable plastic products. The Company's biodegradable plastic products offer a practical and viable solution for reducing plastic waste from the environment. The Company believes that its plastic products will break down in landfill environments within twelve (12) to twenty four (24) months, leaving no visible or toxic residue. The Company's activities have included capital raising to support its business plan, recruiting board and management personnel, establishing sources of supply and customer relationships. During the three months ended September 30, 2008, the Company commenced principal operations with the initiation of significant revenues. As such, the Company is no longer considered to be in the development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting By Development Stage Enterprises." Previously, the Company reported as a development stage company.

Going Concern Consideration - As indicated in the accompanying unaudited condensed consolidated financial statements, at September 30, 2008, the Company had approximately $1,781,000 in cash and approximately $15,347,000 in negative working capital and a stockholders' deficit of approximately $14,065,000. A significant portion of the Company's liabilities (approximately $18,130,000) are derivative liabilities which are further described in Notes 6 and 7. The Company would presently be unable to satisfy the cash settlement liability associated with its derivative liabilities.

For the six months ended September 30, 2008, the Company had a loss from operations of approximately $14,873,000 (and a net loss of approximately $27,134,000) and utilized approximately $5,535,000 of cash in operating activities. Further, losses from operations are continuing subsequent to September 30, 2008 and the Company anticipates that it will continue to generate significant losses from operations for the near future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's cash flow projections presently indicate that projected revenues will not be sufficient to fund operations over the coming twelve months. As such, the Company will need to raise additional financing or take other measures within the next few months in order to continue its operations. However, as a company that has just recently emerged from the development stage, the Company's ability to accurately project revenues and expenses can be significantly impacted by unforeseen events, developments and contingencies that cannot be anticipated. As such, there can be no assurance that management's plans to raise additional financing will be successful or sufficient in order to sustain our operations over the coming twelve months can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 - NET INCOME (LOSS) PER COMMON SHARE:

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended September 30, 2008, the Company added approximately 14,217,000 shares to 33,175,000 basic shares outstanding to arrive at 47,392,000 diluted shares outstanding representing the "if converted" shares under Senior Secured Convertible Debentures and the dilutive stock options and warrants under the Treasury Stock method using an average market price during the period of $1.45. Additionally, diluted income per share reflects the add back of approximately $812,000 of interest expense and related amortization on the Senior Secured Convertible Debentures. For the six months ended September 30, 2008, basic and diluted loss per share are the same because the effect of outstanding common stock equivalents would decrease the loss per share.

NOTE 4 - CASH AND CASH EQUIVILENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

Cash and cash equivalents at September 30, 2008 includes approximately $1,507,000 invested in an institutional money market fund with a brokerage firm. Such amount is stated at its fair value as it has a quoted value in an active market. In addition to the deposit insurance provided by the brokerage firm, the money market fund carries additional insurance, however this represents a concentration of assets.

NOTE 5 - DEPOSITS WITH VENDOR - RELATED PARTY:

The manufacturing of our biodegradable plastic products is outsourced to Spectrum Bags, Incorporated, a division of IPS Industries, Inc., ("Spectrum") a manufacturer and distributor of plastic bags and plastic products. Spectrum is currently our sole supplier of product. In order to secure initial product shipments expected in the second half of calendar 2008, we have made deposits of approximately $1,835,000 with Spectrum at September 30, 2008. In order to secure our full payment, Spectrum retains title and risk of loss to the related inventory until we make final payment which occurs shortly before shipment to the customer. As such, we do not currently carry inventory for any significant period of time and had no inventory at September 30, 2008. One member of our Board of Directors serves as the President of this vendor.

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

As a result of the above, the Convertible Debentures are recorded as follows:

Face amount of Debentures                                           $ 5,950,000
Less:
    Value assigned to conversion feature                             (2,908,000)
    Value assigned to Warrants                                       (3,042,000)
                                                                    -----------
Value assigned to Debentures at the issuance                                 --
Add:  Amortization of debt discount                                     675,000
                                                                    -----------
  Carrying amount of $5,950,000 Debentures at September 30, 2008    $   675,000
                                                                    ===========

In connection with the issuance of the Convertible Debentures and Warrants, the company paid a placement agent (the "Placement Agent") a cash fee of $595,000 and issued them warrants, on the same terms as the Warrants, to purchase 793,333 shares (subject to adjustment) of common stock at $1.00 for five years. Because such warrants have the same variable exercise price feature, and cash settlement provisions, as the Warrants described above, these warrants are also considered derivative liabilities. As such, their fair value at inception of approximately $1,395,000 was charged to derivative liability expense and this amount is required to be marked-to-market at each reporting period. The Company recorded the aggregate of the cash and warrant compensation of approximately $1,990,000 as a deferred finance cost and is amortizing that cost over the three year term of the Convertible Debenture at the rate of approximately $166,000 per quarter. At September 30, 2008, approximately $217,000 of amortization has been recorded leaving approximately $1,772,000 of unamortized deferred finance cost at September 30, 2008. See also, Note 7.

Registration Rights Liability - The Company also granted the Investors registration rights for the common stock underlying the embedded conversion feature in the Convertible Debentures and the Warrants. The Company can be assessed liquidated damages, as defined in the related agreements, for the failure to file a registration statement in a certain timeframe or for the failure to obtain or maintain effectiveness of such registration statement. Such penalties shall not exceed, in the aggregate, 15% of the aggregate Purchase Price (as defined in the Convertible Debentures). In assessing the likelihood and amount of possible liability for liquidated damages, the Company considered the guidance of EITF No.'s 00-19-2 and 05-04 as well as SFAS No. 5. Because obtaining effectiveness of the registration statement is not within the Company's control, the Company has concluded that it is probable that a liability will be incurred and therefore recorded a liability for approximately $893,000 representing its estimate that such liability will be 15% of the proceeds of the Convertible Debentures as registration rights liability. If the Company's registration statement is ultimately declared effective within the period prescribed therein, such liability would be reversed in the period that the determination of effectiveness is resolved.

Other - In connection with the issuance of the Convertible Debentures and the related reverse acquisition transaction, the Company agreed to pay a total of approximately $750,000 in investor relations cost, approximately $692,000 of which costs have been paid at September 30, 2008.

NOTE 7 - DERIVATIVE LIABILITIES

Derivative liabilities at September 30, 2008 consist of the following:

      Fair value of conversion feature of Convertible Debentures (Note 6)            $ 13,343,000
      Fair value of Warrants issued to Investors (Note 6)                               3,714,000
                                                                                     ------------
            subtotal                                                                   17,057,000
      Fair value of warrants issued to placement agent in Convertible
            Debentures (Note 6)                                                           371,000
      Fair value of warrant issued in connection with reverse acquisition (below)         330,000
      Fair value of warrants issued to reverse acquisition equity investors (below)       372,000
                                                                                     ------------
          Total derivative liabilities at September 30, 2008                         $ 18,130,000
                                                                                     ============

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

At the time of the Share Exchange, certain investors in a prior private placement of common stock and warrants were granted the right to exchange their existing warrants for new warrants on the same terms as the Warrants discussed in Note 6 and in the preceding paragraph. Because of the variability of the exercise price feature and the settlement in cash provisions, the warrant is considered to be a derivative liability Under SFAS No. 133 and EITF No. 00-19. Such warrants had a fair value at inception of approximately $4,801,000, which amount was charged to derivative liabilities expense.

Pursuant to fair value accounting, the derivative liabilities for the conversion feature, the Warrants, the placement agent warrants and the warrants issued to the December 2007 equity investors are required to be marked-to-market at each reporting period during their term, with the resulting difference reported as a component of income or expense. During the three and six months ended September 30, 2008, the Company recorded a total change in fair value due to remeasurement of derivative liabilities of approximately $10,564,000 and $16,003,000, respectively, as income.

The Company computed the fair value of its derivative instruments by using a Black Scholes calculation assuming a risk free rate of return of 1.8 - 2.0%, expected volatility of 112% and expected life of the conversion feature (three years) and the Warrants (five years) and the quoted market price of the Company's stock on the day of the measurement.

NOTE 8 - BRIDGE NOTES AND WARRANTS

In January and February 2008 Perf-Go Green sold an aggregate $750,000 of secured convertible notes, due in January 2009 (with respect to $350,000) and February 2009 (with respect to $400,000) and bearing interest at 10% per year, together with warrants to purchase Perf-Go Green's common stock. The notes were convertible at $0.48 per share and, together with approximately $11,000 of accrued interest, were converted into 1,579,466 shares of the Company's common stock on March 27, 2008.

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

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT)

Common stock - On January 15, 2008, the Company issued 19,500,000 shares of common stock (retroactively reflecting the Share Exchange) to its founders as founders stock for pre incorporation services valued at $0.0001 per share.

Stock based compensation - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation." Among other items, SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards. Stock awards to consultants and other non-employees are accounted for based on an estimate of their fair value at the time of grant and, in the instance of options and warrants, are based upon a Black-Scholes option pricing model.

The fair value of each option grant under SFAS No. 123R is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of approximately 1.8 - 3.2%; no dividend yield; expected option lives based on their terms (generally five years) and expected volatility of approximately 93 - 112%. The expected volatility for the current period was developed by using historical volatility of the Company stock history since the reverse acquisition. Since the history of our stock trading has been relatively short, the baseline volatility calculation was increased by 50%. The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected term of the options grant date.

In June 2008, the Company adopted the 2008 Share Incentive Plan (the "Plan") which permits the granting of stock options and other forms of stock based compensation to employees and consultants of the Company. Under the Plan, the Company has reserved 10,000,000 shares of common stock for issuance under the Plan. There were no stock options outstanding at March 31, 2008. The following table summarizes the stock options issued to directors, officers, employees and consultants under the Plan for the three and six months ended September 30, 2008 (unaudited) under the Plan.

                                                                     Weighted
                                                     Number of        Average
                                                      Options     Exercise Price
Stock Options
Balance at  March 31, 2008                                   --    $        --
   Granted or issued                                  7,041,600    $      1.54
   Exercised                                                 --    $        --
   Cancelled/Forfeited                                       --    $        --
                                                    -----------    -----------
Balance at June 30, 2008                              7,041,600    $      1.54
   Granted or issued                                    366,000    $      1.57
   Exercised                                                 --    $        --
   Cancelled/Forfeited                                       --    $        --
                                                    -----------    -----------
Balance at September 30, 2008                         7,407,600    $      1.54
                                                    ===========    ===========
Options exercisable at September 30, 2008             4,498,550    $      1.25
                                                    ===========    ===========
Weighted average fair value of options
  granted during the six months ended September
  30, 2008 (unaudited)                              $15,347,000    $      2.07
                                                    ===========    ===========
Weighted average fair value of options
  exercisable at September 30, 2008                 $ 9.297,000    $      1.63
                                                    ===========    ===========

The grant date fair value of the options issued under the Plan was approximately $15,346,000 and, because a significant number of options vested immediately, approximately $2,534,000 and $9,304,000 was charged to operations for stock compensation expense under the Plan for the three and six months ended September 30, 2008, respectively, including approximately $2,439,000 and $8,716,000, respectively, for directors, officers and employees and approximately $95,000 and $588,000, respectively, to consultants. In addition to stock compensation from options, we issued 917,194 shares to consultants resulting in approximately $41,000 and $2,305,000 in stock compensation during the three and six months ended September 30, 2008. Stock compensation cost is included in general and administrative expenses in the unaudited condensed consolidated financial statements.

The following table summarizes information about the exercise prices, exercisability and remaining life of the options granted.

Options exercisable:
--------------------

                                      Weighted                     Aggregate           Number                    Aggregate
                       Number          Average       Weighted      Intrinsic        Exercisable    Weighted      Intrinsic
                   Outstanding at     Remaining      Average        Value of             at         Average      Value of
    Range of        September 30,    Contractual     Exercise       Options          September     Exercise       Options
 Exercise Price         2008            Life          Price       Outstanding         30, 2008       Price      Exercisable
---------------------------------------------------------------------------------------------------------------------------
  $0.50 - $2.00       7,407,600      4.78 years       $1.54        $1,166,000        4,498,500       $1.25      $1,145,000
                      =========                                    ==========        =========                  ==========

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

In tabular form, the warrants and convertible securities are as follows:

                                                  Number shares
                                                   subject to
                                                  Warrants and       Weighted
                                                  Convertible        Average
                                                 Debentures(a)    Exercise Price
Shares Under Warrants and Convertible
Debentures:

Balance at March 31, 2008                           1,650,000      $     0.75
   Granted                                         21,279,999      $     0.91
   Exercised                                               --      $       --
   Cancelled/Forfeited                                     --      $       --
                                                   ----------      ----------
Balance at September 30, 2008                      22,929,999      $     0.90
                                                   ----------      ----------
Exercisable at September 30, 2008                  22,929,999      $     0.90
                                                   ----------      ----------

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

Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The Company adopted FIN 48, which had no effect on the Company's financial positions and results of operations at this time given its limited operations and activities. No amounts were accrued for the tax exposures or payment of interest and penalties at September 30, 2008 and there was no change to this balance at September 30, 2008.

The Company has a net operating loss carryforward for tax purposes totaling approximately $4,300,000 at September 30, 2008, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by operating loss carryforwards after a change in control (generally greater than a 50% change in ownership, as defined).

The difference between the net operating loss carryforward and the accumulated deficit results largely from the non-deductibility, for tax purposes, of derivative expense and income and stock and stock based compensation.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of September 30, 2008.

NOTE 11 - EMPLOYMENT AND LEASE AGREEMENTS

During the six months ended June 30, 2008, the Company entered into employment agreements with three officers and four employees. The agreements with the officers calls for their employment over a three year period and calls for aggregate base salaries for the three agreements of approximately $425,000 per year for three years plus eligibility for an annual bonus up to 20% of base compensation and annual increases of approximately 20%. The agreements with the four employees call for their employment with the Company over a one or two year period and call for aggregate compensation for the four agreements of approximately $366,000 per year (approximately $577,000 over the full term).

On October 1, 2008, the Company entered into a five year lease agreement for its executive offices calling for fixed rent of approximately $198,000 in the first year, escalating to approximately $223,000 in the fifth year. In addition to the fixed rent, the Company is obligated to pay for an electricity adjustment for amounts over a base year amount, and real estate taxes, subject to adjustment over a base year amount. The Company was granted a rent abatement for the fixed rent, excluding base period electric, for the first three months of the lease. In connection with the lease, the Company paid a security deposit of $45,000.

NOTE 12 - SIGNIFICANT CUSTOMERS

For the three and six months ended September 30, 2008 two customers represent over 10% of revenues as follows:

                  Customer A                48%
                  Customer B                39%

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits and at September 30, 2008 exceeded the available FDIC insurance by approximately $1,281,000.

Accounts Receivable

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates.

Equipment

Equipment is stated at cost, less accumulated depreciation on a straight-line basis over the estimated useful life, which is three to seven years.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when the risks and rewards of ownership have transferred to customers which generally occurs when products are shipped and all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and
(4) collectability is reasonably assured. In arriving at net sales, the Company estimates the amount of deductions that are likely to be taken by customers based on historical experience. Because historical experience is not yet substantial, the Company takes a 1% reduction for such items based on its understanding of industry trends.

Cost of Sales

Cost of sales represents the purchase of the Company's products.

Earnings per share

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income
(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2008, the Company's common stock equivalents consist of options, warrants and convertible debt that could potentially dilute future earnings per share, see Note 3.

Stock-based compensation

All share-based payments to employees are recorded and expensed in the statement of operations as applicable under SFAS No. 123R, "Share-Based Payment".

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

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. In assessing the nature of a financial instrument as freestanding, the Company has applied the guidance pursuant to EITF No.'s 00-19. Finally, the Company has applied the related guidance in EITF No.'s 00-19-2 and 05-4 as well as SFAS No. 5 when determining the existence of liquidated damage provisions. At September 30, 2008, the Company had various derivative instruments. (See Notes 6 and 7).

NOTE 13 - RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS:

Effective April 1, 2008, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurement ("SFAS 157"), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until April 1, 2009. The Company is evaluating the impact, if any, this Standard will have on our financial position and results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include without limitation those factors discussed in our Form S-1 filed on August 12, 2008, S-1/A filed on October 24, 2008 and Form 8-K/A filed on August 15, 2008 for a discussion of certain known risks; also see Part II, Item 1A.

Since our common stock is considered a "penny stock" we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

On May 13, 2008, the Company entered into a Share Exchange Agreement (the "Share Exchange") with Perf-Go Green, Inc. ("Perf-Go Green"), a privately-owned Delaware corporation and its stockholders pursuant to which the Company acquired all of the outstanding shares of common stock of Perf-Go Green. Perf-Go Green was originally incorporated as a limited liability company on November 15, 2007 and converted to a "C" corporation on January 7, 2008. As consideration for the Share Exchange, the Company issued an aggregate of 21,079,466 shares of common stock, $0.0001 par value (the "Common Stock"), for the 20,322,767 Perf-Go Green shares outstanding (a 1.03:1 exchange ratio), to the Perf-Go Green stockholders resulting in a change in control of the Company with Perf-Go Green stockholders owning approximately 65% out of a total of 32,279,470, and the former shareholders of the accounting acquiree owning 11,200,004 shares, of the Company's outstanding common stock at the date of the Share Exchange. In addition, the directors and officers of Perf-Go Green were elected as directors and officers of the Company. As a result of the Share Exchange, the Company has succeeded to the business of Perf-Go Green as its sole business.

The accounting for the Share Exchange, commonly called a reverse acquisition, calls for Perf-Go Green, to be treated as the accounting acquirer. The acquired assets and assumed liabilities of the Company were carried forward at their historical values, which approximated fair value. Perf-Go Green's historical financial statements are carried forward as those of the combined entity. The common stock and per share amounts have been retroactively restated the earliest period presented to reflect the Share Exchange.

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

During 2008, we launched and began marketing products in six (6) prominent plastic product categories including: thirteen gallon, tall kitchen garbage bags; thirty gallon garage, lawn and leaf garbage bags; commercial garbage bags (various sizes for office buildings and for municipalities, parks and beaches); kitty litter liner bags (three sizes); Doggie Duty(TM) Bags; and 10 foot by 20 foot plastic drop cloths. The sale and distribution of our initial product offerings, the thirteen-gallon tall kitchen trash bags and thirty gallon lawn and leaf bags, began in the third quarter of calendar 2008. The Company has secured placement and premier featuring and exposure with "brand-making" retailers such as Amazon.com and Drugstore.com, Bashes Family of Stores and Walgreens drug stores. In addition, we are in contact and in negotiations with a number of other named brand retailers.

We are implementing a major business to business/business to government strategy for our commercial line of trash bags and retail check out bags. SOHO Partnership in New York City, CEDA in Cooks County, the Parks Department of Stamford, Connecticut and Grand Hyatt New York are recently added customers.

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

The Company's activities have included capital raising to support its business plan, recruiting board and management personnel, establishing sources of supply and developing customer relationships.

Prior to September 30, 2008, the Company was considered to be in the development stage as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting By Development Stage Enterprises." During the three months ended September 30, 2008, the Company commenced principal operations and achieved substantial revenues and therefore has emerged from the development stage. While we have emerged from the development stage and raised a significant amount of financing in connection with the Share Exchange, our operations are unproven and therefore it is not certain that we will be successful. Further, we will need additional financing or take other measures within the next few months in order to have sufficient cash to continue our activities for the coming twelve months. We currently do not have any commitments for new financing.

Recent Financings

The Company completed the following financings during the period from November 15, 2007 (inception) to September 30, 2008:

Equity Financing - In December 2007, prior to its merger with Perf-Go Green, Inc., Perf-Go Green Holdings, Inc. (the accounting acquiree) raised $2,100,000 in proceeds in the private placement of 4,200,000 common shares and warrants to purchase 4,200,000 shares of the Company's common stock. This financing was not conditioned on the reverse acquisition and was done to enhance the ability of the accounting acquiree to consummate a reverse merger transaction. In June 2008, the warrants were reissued to conform to the same terms as the Warrants in the Convertible Debenture and Warrants financing described below and in Note 6 to the unaudited condensed consolidated financial statements.

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

Convertible Debentures and Warrants - In connection with the Share Exchange, on May 13, 2008 and June 10, 2008, the Company raised an aggregate $5,950,000 in proceeds from a private placement of its senior secured convertible debentures in the principal amount of $5,950,000 and warrants to purchase 7,933,333 shares (subject to adjustment) of the Company's common stock as described further in
Note 6 to the condensed consolidated financial statements.

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

      Financial Condition, Liquidity and Capital Resources -

As indicated in the accompanying unaudited condensed consolidated financial statements, at September 30, 2008, the Company had approximately $1,781,000 in cash and approximately $15,347,000 in negative working capital and a stockholders' deficit of approximately $14,065,000. A significant portion of the Company's liabilities (approximately $18,130,000) are derivative liabilities which are further described in Notes 6 and 7. The Company would presently be unable to satisfy the cash settlement liability associated with its derivative liabilities.

For the six months ended September 30, 2008, the Company had a loss from operations of approximately $14,873,000 (and a net loss of approximately $27,134,000) and utilized approximately $5,535,000 of cash in operating activities. Further, losses from operations are continuing subsequent to September 30, 2008 and the Company anticipates that it will continue to generate significant losses from operations for the near future. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's cash flow projections presently indicate that projected revenues will not be sufficient to fund operations over the coming twelve months. As such, the Company will need to raise additional financing or take other measures within the next few months in order to continue its operations. However, as a company that has just recently emerged from the development stage, the Company's ability to accurately project revenues and expenses can be significantly impacted by unforeseen events, developments and contingencies that cannot be anticipated. As such, there can be no assurance that management's plans to raise additional financing will be successful or sufficient in order to sustain our operations over the coming twelve months can be realized. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

We currently have no material commitments for capital expenditures.

      Results of Operations -

We began operations on November 15, 2007 and emerged from the development stage during the three months ended September 30, 2008 as we commenced principal operations and generated significant revenues. Our activities during the six months ended September 30, 2008 have included capital raising (resulting in the debt and equity-based financing described in Recent Financings above), development and marketing of our biodegradable plastic products, development of mass market product distribution networks for the intended distribution of the products, recruiting personnel, development of an infrastructure to support the planned business and commencement of revenues.

Our results of operations for the three and six months ended September 30, 2008 are as follows:

                                                  Three months      Six months
                                                     ended            ended
                                                  September 30,    September 30,
                                                      2008             2008
                                                  ------------     ------------
Revenues                                          $    425,000     $    426,000
                                                  ------------     ------------
Loss from operations                                (4,058,000)     (14,873,000)
                                                  ------------     ------------
Other income (expense)                               9,775,000      (12,261,000)
                                                  ------------     ------------
Net income (loss)                                 $  5,717,000     ($27,134,000)
                                                  ------------     ------------

Revenues in the three and six months ended September 30, 2008 reflect initial shipments to new customers Walgreens and CVS Pharmacy as well as sales to a variety of smaller customers.

Loss from operations is driven by general and administrative costs of approximately $4,214,000 and $15,029,000 for the three and six months ended September 30, 2008, respectively. Included in general and administrative costs for the three and six months ended September 30, 2008 are non-cash charges for stock compensation aggregating approximately $2,575,000 and $11,609,000, respectively, including stock compensation for directors (approximately $226,000 and $4,326,000, respectively), employees (approximately $2,213,000 and $4,390,000, respectively) and consultants, primarily an investor relations consultant, (approximately $136,000 and $2,893,000, respectively). The large amount of stock compensation results from the number of options and shares granted as well as the fact that options to purchase approximately 2,843,600 shares issued in the three months ended June 30, 2008 contain immediate vesting provisions and therefore are expensed in full at inception (approximately $6,180,000). However, we have an ongoing cost for stock compensation relative to
(a) the vesting of options and warrants already granted to purchase approximately 4,260,000 shares, (b) our commitment to make monthly share grants to certain employees and consultants and (c) the vesting of options and warrants for any new grants. The cost of the ongoing vesting of options already granted is expected to be approximately $2,200,000 per quarter. The cost of our commitment to make monthly share grants will be variable based upon the share price at the end of each month of service and therefore is not known at this time.

The remaining operating expenses, approximately $1,639,000 and $3,420,000, respectively, for the three and six months ended September 30, 2008 include the following:

                                                   Three months     Six months
                                                      ended            ended
                                                   September 30,   September 30,
                                                       2008            2008
                                                   ------------    ------------
Investor and public relations                      $     56,000    $    885,000
                                                   ------------    ------------
Human resources                                         324,000         525,000
                                                   ------------    ------------
Legal and professional                                  236,000         475,000
                                                   ------------    ------------
Marketing and related                                   653,000         947,000
                                                   ------------    ------------
Travel and related                                      199,000         320,000
                                                   ------------    ------------
Occupancy, communications, and all other,
net                                                     171,000         268,000
                                                   ------------    ------------
     Total other operating costs                   $  1,639,000    $  3,420,000
                                                   ============    ============

We expect that our operating expenses will continue to increase in subsequent quarters as we focus our attention on expanding our product introduction, marketing, investor and public relations and investments in our operating infrastructure.

Other expense includes the following:

                                                  Three months      Six months
                                                     ended             ended
                                                  September 30,    September 30,
                                                      2008             2008
                                                  ------------     ------------
Derivative liability expense at inception         $         --     $ 26,310,000
                                                  ------------     ------------
Change in value of derivative liability            (10,564,000)     (16,003,000)
                                                  ------------     ------------
Damages accrued under registration rights
agreement                                                   --          893,000
                                                  ------------     ------------
Amortization of debt discount                          497,000          675,000
                                                  ------------     ------------
Interest expense and amortization                      315,000          420,000
                                                  ------------     ------------
Interest income                                        (23,000)         (34,000)
                                                  ------------     ------------
     Total other expense                          ($ 9,775,000)    $ 12,261,000
                                                  ============     ============

Derivatives - As discussed further in Notes 6 and 7 to the unaudited condensed consolidated financial statements, the Company issued Convertible Debentures and Warrants which contain features that have variability in the conversion or exercise price and, with respect to the Warrants, contain a settlement in cash feature if sufficient registered shares cannot be delivered upon exercise of the Warrant. As such, these instruments are accounted for as derivative liabilities because (a) the ultimate amount of shares which we could be required to issue is not known and may increase significantly and (b) we could have to pay cash to the warrant holders for the market value of the shares underlying the warrants. As Derivative liabilities, these uncertainties are reflected as obligations of the Company until they are resolved through conversion, exercise or expiration. In addition, warrants issued to a placement agent, and warrants that were issued to replace warrants issued to investors in the December 2007 equity financings at the accounting acquiree, have the same features and are also accounted for as derivative liabilities. Derivative liability expense for conversion feature of convertible debt, warrants and other warrants of approximately $26,310,000 results from the fair value of these derivative instruments, less the amount allocated to the related convertible debt as debt discount ($5,950,000), and the amounts allocated to deferred finance costs ($1,394,000), at inception. The Company computed the fair value of its derivative instruments at inception by using a Black Scholes calculation assuming a risk free rate of return of 2.7 - 3.2%, expected volatility of 93% and expected life of the conversion feature (three years) and the Warrants (five years) and the quoted market price of the Company's stock on the day of the measurement. Because the fair value of the Company's common stock at the dates of inception of the various derivative instruments exceeded the conversion or exercise price of the derivative, the fair value of the derivative reflects both "in the money," or "intrinsic" value as well as a "time value." Specifically, at inception of these instruments, the fair value of the Company's common stock ranged from $1.48 to $2.73 per share and these instruments are convertible or exercisable at prices ranging from $0.75 to $1.00 per share. Therefore, there is an "in the money" value to these instruments. In addition, these instruments have a "time value" that is estimated using a Black Scholes calculation and the assumptions described above. Fair value accounting requires that these derivative liabilities be marked-to-market at each reporting period and therefore, since the underlying market price of the stock generally decreased from the highest price used at inception ($2.74) and increased only slightly from the lowest price used at inception ($1.48) to a fair value of $1.74 at June 30, 2008 and further to $1.10 at September 30, 2008 the Company recorded other income for the aggregate change in value of these derivative liabilities of approximately $10,564,000 and $16,003,000 in the three and six months ended September 30, 2008. Each reporting period, a charge or credit will be recorded for the change in fair value these derivative liabilities. The principal driver of the charge or credit going forward will be the market price of the Company's common stock. Specifically, if the market price of the Company's common stock increases from the prior quarter, the fair value of the derivative liability would increase and conversely, if the market price of the Company's common stock decreases from the prior quarter, the derivative liability would decrease. An addition driver of the liability going forward could be any additional shares which could become issuable if we trigger certain anti-dilution provisions, for example if we did a dilutive financing.

Registration Rights Agreement - Under a registration rights agreement, the common stock underlying the conversion feature of the Convertible Debentures and the Warrants is required to be registered. The Company can be assessed liquidated damages, as defined in the related agreements, for the failure to file a registration statement in a certain timeframe or for the failure to obtain or maintain effectiveness of such registration statement. Such penalties are generally limited to approximately $893,000 in the aggregate. Because obtaining effectiveness of the registration statement is not within the Company's control, the Company has concluded to record a liability for approximately $893,000 representing the liquidated damages that may be assessed if the Company fails to satisfy its registration obligations. If the Company's registration statement is ultimately declared effective, such liability would be reversed in the period that the determination of effectiveness is resolved.

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

Contractual Arrangements

Significant contractual obligations as of September 30, 2008 are as follows:

                                                                             Amount Due in
                                                              -----------    -------------------------------------------------------
                                                                 Total        Less than 1      1 to 3        4 to 5       More than
Type of Obligation                                            Obligation         year           years         years        5 years
                                                              ----------------------------------------------------------------------
Convertible Debentures (1) ...............................    $ 5,950,000    $        --    $ 5,950,000    $        --    $       --
Derivative liabilities (2) ...............................     18,130,000     18,130,000             --             --            --
Facility lease (3) .......................................      1,049,000        198,000        628,000        223,000
Employment contracts (4) .................................      2,166,000        791,000      1,375,000
                                                              -----------    -----------    -----------    -----------    ----------
    Total ................................................    $27,295,000    $19,119,000    $ 7,953,000    $   223,000    $       --
                                                              ===========    ===========    ===========    ===========    ==========

      (1) See Note 6 to unaudited condensed consolidated financial statements for additional information.
      (2) See Note 7 to unaudited condensed consolidated financial statements for additional information.
      (3) See Note 11 to unaudited condensed consolidated financial statements for additional information on the lease for the Company's executive office.
      (4) See Note 11 to unaudited condensed consolidated financial statements for additional information. Amounts include annual increases but not annual bonus eligibility.

Off Balance Sheet Arrangements

The Company has no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Critical Accounting Principles -

We have identified critical accounting principles that affect our condensed consolidated financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals. They are:

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

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the three months ended September 30, 2008, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

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

At September 30, 2008, we had four such derivative instruments principally related to our issuance of Convertible Debentures and Warrants as discussed further in Notes 6 and 7 to the unaudited condensed consolidated financial statements. The Convertible Debentures and Warrants have features which make their conversion or exercise price variable and the Warrants contain provisions calling for cash settlement in certain circumstances. Such derivatives had an aggregate fair value at inception of approximately $34,133,000, after reflecting $5,950,000 as debt discount and approximately $1,874,000 as deferred finance costs. At September 30, 2008, we re-measured the fair value of such derivative instruments and recorded a reduction of our derivative liabilities of approximately $16,003,000 bringing the resulting derivative liabilities to approximately $18,130,000.

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

      The Company's predecessor, Perf-Go Green Holdings, Inc., was previously a shell company with the objective to acquire an operating business. As such, it only had to maintain internal and disclosure controls on a very limited number of activities. On May 13, 2008, Perf-Go Green Holdings, Inc. acquired Perf-Go Green, Inc., a privately held, development-stage company, in a transaction accounted for as a reverse acquisition (the "Share Exchange"). Upon the consummation of the Share Exchange, Perf-Go Green Holdings, Inc.'s former internal controls and management were entirely supplanted by those of Perf-Go Green, Inc. In effect, this quarterly report on Form 10-Q for the three months September 30, 2008 is the first annual or quarterly report that has been filed with respect to the assets and operations of Perf-Go Green, Inc.

      Our new and current management acknowledges that they are responsible for establishing and maintaining effective internal control over financial reporting for the Company. Because of the abbreviated period of less than two months during which the Company, operating as Perf-Go Green, Inc., was a reporting company during the quarter ended September 30, 2008, management had not completed, as of September 30, 2008, an assessment of the Company's internal control over financial reporting under a recognized control framework. That assessment process is ongoing and will be completed during the fiscal year ending March 31, 2010. Accordingly, the Company will include management's report on its assessment of the effectiveness of the Company's internal control over financial reporting in its annual report for that period. As of the date of this filing, management has identified a material weaknesses in that the financial statements of Perf-Go Green, Inc., a private company that we acquired in a reverse acquisition in May 2008, included in our Form 8-K filing on May 16, 2008 have been restated for an accounting error. Such restatement arose due to the failure to record the fair value of warrants issued with convertible debentures as required by generally accepted accounting principles. As we migrate our internal controls as described below, in July 2008 we retained a financial reporting consultant to assist us with our financial and SEC reporting. It is through this process that the error was discovered and, as such, we consider this particular weakness to be subsequently remediated by the addition of that resource.

      Management has not made a report, we have not had an attestation report of the Company's registered public accounting firm, regarding internal control over financial reporting due to the temporary rules of the Securities and Exchange Commission that permit a transition period for newly public companies as described above.

      We anticipate that our internal control system will be designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. The steps management expects to undertake include a top-down risk assessment of all risks associated over financial reporting and disclosure, the identification and ranking of risks and the corresponding financial accounts and business processes. Additionally, the associated system applications will be identified, as well as the controls over information technology and general computer controls. Company-wide controls will also be identified and documented. This control environment will be reviewed and assessed to allow management to conclude regarding the effectiveness of the design of the controls as well the operating effectiveness. In making its assessment of internal control over financial reporting, management anticipates using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework. We have hired new accounting personnel. In addition, we are in the process of implementing a comprehensive new accounting software system and are in the process of retaining the services of a consulting business specializing in audit, compliance, financial management and support.

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

         _____________________________________

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On April 11, 2008, David Conklin, a shareholder of the Company, asserted a claim against Anthony Tracy, our Chairman of the Board of Directors and Chief Executive Officer, alleging that, based on Mr. Conklin's prior contributions to other companies operated by Anthony Tracy as well as prior agreements between Mr. Conklin and Mr. Tracy, Mr. Conklin was entitled to be issued a ten (10%) percent interest in the Company. This dispute was resolved on July 8, 2008 and no litigation was commenced relating to this dispute. In accordance with the terms of the Mutual Release and Settlement Agreement dated July 8, 2008 by and among Mr. Tracy, Mr. Conklin and the Company, Mr. Conklin was issued 888,830 shares of common stock of the Company. Such shares were taken from Mr. Tracy's interest in the Company and no additional shares were issued by the Company.

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. The following additional risks were identified during the six months ended September 30, 2008 as a result of the Share Exchange and related financing activity:

We need to raise additional capital or take other measures in the next few months in order to continue our operations and the current credit and financial environment is very uncertain.

The Company's cash flow projections presently indicate that projected revenues will not be sufficient to fund operations over the coming twelve months. As such, the Company will need to raise additional financing or take other measures within the next few months in order to continue its operations. However, as a newly formed business, the Company's ability to accurately project revenues and expenses can be significantly impacted by unforeseen events, developments and contingencies that cannot be anticipated. For example, the recent instability in the capital markets may make it difficult to raise capital on terms acceptable to the Company, if at all. As such, there can be no assurance that management's plans to raise additional financing will be successful or sufficient in order to sustain our operations over the coming twelve months.

Although we emerged from the development stage during the three months ended September 30, 2008, our business is subject to numerous risks as an early stage company.

During the three months ended September 30, 2008, we commenced principal operations and achieved significant revenues, the principal criteria for emerging from the development stage. Emergence from the development stage does not indicate that our operations have less risk; to the contrary, our operations are dependent upon us building successful level of revenues to sustain our operations and with little history to draw on and limited experience in this business, our business faces numerous risks to potential success including but not limited to customer acceptance of our products, competition, having the human and financial resources to achieve our plans, etc. There is no assurance that our business will be successful.

We have issued a substantial number of securities convertible into shares of our common stock which may result in substantial dilution to the ownership interests of our existing stockholder.

In connection with our private placement of Convertible Debentures and Warrants, at June 30, 2008, approximately 31,343,999 million shares of our common stock were reserved for issuance, which equals 130% of the maximum shares of our common stock issuable upon exercise or conversion (before adjustment as permitted) of the following securities: (i) 13,992,333 million shares of common stock issuable (before adjustment as permitted) upon conversion of the Notes, and payment of interest thereon, issued as part of the convertible notes and
(ii) 17,350,666 million shares of common stock issuable (before adjustment as permitted) upon exercise in full of the Warrants issued to the holders of the convertible notes, certain other investors and the placement agent (without regard to any limitations on exercise). The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders.

The conversion ratio of the Notes and the exercise price of the Warrants may be substantially below the market price of our stock at the time of exercise.

The Notes are currently convertible into our common stock at a fixed ratio of $0.75 per share. The Warrants issued are exercisable at a fixed exercise price of $1.00 per share. Subject to certain exceptions, these conversion ratios and exercise prices are subject to downward adjustment in the event we issue additional shares of common stock at prices below the then-current conversion ratio or exercise price. Conversion of the notes or exercise of the warrants is only likely to occur at such time as the conversion ratio or exercise price, as the case may be, is lower than the current market price for our common stock. Issuance of common stock at a price below our current market price would have a dilutive effect on current stockholders and could potentially have a negative impact on our stock price.

Disruptions in world financial markets could impede our ability to raise capital necessary to continue our operations and could have a material adverse impact on our future results of operations, financial condition or cash flows, and/or could cause the market price of our common stock to decline.

We face risks attendant to changes in economic environments, changes in interest rates, and instability in securities and capital markets, around the world, among other factors. Major market disruptions and the current adverse changes in market conditions and the regulatory climate in the United States and worldwide may impair our ability to raise capital under any future financial arrangements. We cannot predict how long the current market conditions will last. However, these recent and developing economic and governmental factors may impede our ability to raise the capital necessary to continue our operations, and may have a material adverse effect on future results of operations, financial condition or cash flows and could cause the price of our common stock to decline significantly.

Any investment in our common stock involves a high degree of risk. Some of these many known risks that affect an investment in our Company (there can be others) are described in our Form 8-K filed on May 13, 2008 and include:

      - Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.
      - Our internal financial reporting procedures are still being developed and we will need to allocate significant resources to meet applicable internal financial reporting standards.
      - Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes Oxley Act of 2002 could prevent us from producing reliable financial reports or identifying fraud. In addition, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.
      - There are additional requirements and costs associated with becoming a public company which may prove to be burdensome, especially for a smaller public company.
      - We became public through the Share Exchange and we may not be able to attract the attention of major brokerage firms.
      - Affiliates of our Placement Agent are also stockholders of Perf Holdings, and consequently, may have interests which differ from those of our Company.
      -     There is a limited trading market for our common stock.
      - You may have difficulty trading and obtaining quotations for our common stock.
      - The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.
      - Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to decline.
      -     We do not expect to pay dividends in the foreseeable future.
      - Investors will experience dilution upon the exercise of Warrants or options.
      - Directors and officers of the Company have a high concentration of common stock ownership.
      - Applicable SEC rules governing the trading of "penny stocks" limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

      For a more complete listing and description of these and other risks that the Company faces please see our Form 8-K filed on May 13, 2008 and Forms S-1 and S-1/A filed on August 12, 2008 and September 25, 2008, respectively.

Item 5. - Other Information

      On October 1, 2008, the Company entered into an office lease with Dryland 52, LLC (the "Landlord"), with respect to the premises located at 12 East 52nd Street, 4th Floor, New York, New York (the "Lease"). The Lease extends for a term of five years from the fixed rent commencement date which is three months after the commencement date of the Lease. The annual fixed rent during the first year of the Lease is $197,784 increasing to $222,588 in the fifth year of the Lease. The Lease is attached hereto as Exhibit 10.1

THE FOREGOING DESCRIPTION OF THE LEASE IS MERELY A SUMMARY, AND IS NOT INTENDED TO BE COMPLETE. THE LEASE IS FILED AS AN EXHIBIT TO THIS FORM 10-Q, AND THE FULL TEXT OF SUCH EXHIBIT IS INCORPORATED HEREIN BY REFERENCE IN ITS ENTIRETY AND THE SUMMARY DISCUSSED ABOVE IS QUALIFIED IN FULL BY THE FULL TEXT OF SUCH EXHIBIT.

Item 6. - Exhibits

      10.1 Office Lease by and between Dryland 52, LLC and the Registrant dated October 1, 2008.
      31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                             PERF-GO GREEN HOLDINGS, INC.
                                             ----------------------------
                                                      (Registrant)


Date:  November 12, 2008        By: /s/ Anthony Tracy
                                    --------------------------------------------
                                    Anthony Tracy, Chairman of the Board and
                                    Chief Executive Officer (Principal Executive
                                    Officer)


                                By: /s/ Arthur F. Stewart
                                    --------------------------------------------
                                    Arthur F. Stewart, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

No.                                 Description
---                                 -----------

10.1 Office Lease by and between Dryland 52, LLC and the Registrant dated October 1, 2008.
31.1 Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.