Form 10-Q
period 2008-12-31
PERF Go-Green Holdings, Inc
filed 2009-02-20
CIK 1345444

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2008
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 333-141054
Perf-Go Green Holdings, Inc.
(Exact name of smaller reporting company as specified in its charter)

Delaware 20-3079717
(State or other jurisdiction of (IRS Employer Identification No.)
incorporation or organization)

12E. 52nd Street, 4th Floor, New York, New York 10022
(Address of principal executive offices and Zip code)

(212) 935 3550
(Issuer’s telephone number including area code)

_ _________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2

of the Exchange Act). Yes ( )	No ( X )

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date - January 31, 2009

Common Stock, $.0001 Par Value	33,951,996
Class	Shares

PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

INDEX

PART 1 – FINANCIAL INFORMATION

Item 1. – Financial Statements

Condensed Consolidated Balance Sheets (unaudited with respect to December 31, 2008 and not consolidated with respect to to audited March 31, 2008)	1

Condensed Consolidated Statements of Operations (unaudited)	2

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)	3

Condensed Consolidated Statements of Cash Flows (unaudited)	4

Notes to Condensed Consolidated Financial Statements (unaudited)	5 - 16

Item 2. - Management’s Discussion and Analysis of Financial Condition And Results of Operations	17-24

Item 3. – Quantitative and Qualitative Disclosures about Market Risk	24

Item 4T – Controls and Procedures	24 - 25

PART II - OTHER INFORMATION

Item 1A. – Risk Factors	25 – 27

Item 6 – Exhibits	27

SIGNATURES	28

All items which are not applicable or to which the answer is negative have been omitted from this report.

PART I: FINANCIAL INFORMATION

Item 1. - Financial Statements

PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31	March 31
	2008	2008
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$ 560,000	$ 270,000
Accounts receivable, net	399,000	-
Deposits with vendor – related party	1,651,000	-
Prepaid expenses	41,000	33,000
Total current assets	2,651,000	303,000

Deferred finance costs, net	1,489,000	-
Equipment, net of accumulated depreciation	174,000	2,000
Security deposits	45,000	-

Total assets	$ 4,359,000	$ 305,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$ 220,000	$ 200,000
Accrued expenses	119,000	55,000
Registration rights liability	893,000	-
Deferred revenue	30,000	-
Derivative liabilities	5,096,000	-
Total current liabilities	6,358,000	255,000

LONG TERM LIABILITIES - Senior secured convertible debentures, face amount $5,400,000, net of debt discount of $4,345,000	1,055,000	-
Total liabilities	7,413,000	255,000

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, par value $0.0001 per share, 5,000,000 shares authorized none issued	-	-
Common stock, par value $0.0001 per share, 100,000,000 shares authorized, 33,951,996 and 21,079,466 shares issued and outstanding	3,000	2,000
Additional paid in capital	17,622,000	1,473,000
Accumulated deficit	(20,679,000)	(1,425,000)
Total stockholders’ equity (deficit)	(3,054,000)	50,000

Total liabilities and stockholders’ equity (deficit)	$ 4,359,000	$305,000

See accompanying notes to the condensed consolidated financial statements.

PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

			Period from
			November 15, 2007
	Three months ended	Nine months ended	(inception) to
	December 31, 2008	December 31, 2008	December 31, 2007
REVENUES	$ 462,000	$ 888,000	$ -

COST OF GOODS SOLD	331,000	601,000	-

GROSS PROFIT	131,000	287,000	-

GENERAL AND ADMINISTRATIVE EXPENSES	3,652,000	18,681,000	-

LOSS FROM OPERATIONS	(3,521,000)	(18,394,000)	-

OTHER (EXPENSE) INCOME
Derivative liabilities expense	-	(26,310,000)	-
Change in fair value of derivative liabilities	12,745,000	28,748,000	-
Damages accrued under registration rights agreement	-	(893,000)	-
Amortization of debt discount	(931,000)	(1,605,000)	-
Interest expense	(136,000)	(340,000)	-
Amortization of deferred finance costs	(283,000)	(500,000)	-
Interest income	6,000	40,000	-
Total other (expense) income, net	11,401,000	(860,000)	-

NET INCOME (LOSS)	$ 7,880,000	$ (19,254,000)	$ -

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$ 0.23	$ (0.65)	$ (0.00)
Diluted	$ 0.22	$ (0.65)	$ (0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING:
Basic	33,669,000	29,664,000	21,079,000
Diluted	41,138,000	29,664,000	21,079,000

See accompanying notes to the condensed consolidated financial statements.

PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the period from March 31, 2008 (audited) to December 31, 2008 (unaudited)

			Additional Paid-in Capital
				Accumulated Deficit
	Common Stock Shares Amount				Total

BALANCES, March 31, 2008 (audited)	21,079,466	$2,000	$1,473,000	($1,425,000)	$ 50,000
Common stock issued in reverse acquisition and recapitalization	11,200,004	1,000	2,100,000	-	2,101,000

Cash and warrants paid to placement agent in May 2008 reverse merger	-	-	(691,000)	-	(691,000)

Officer, director and employee stock compensation expense	-	-	10,953,000	-	10,953,000

Common stock issued to investor relations consultant for services	750,000	-	1,927,000	-	1,927,000

Other consultant stock option expense	-	-	623,000	-	623,000

Shares issued to consultants and employee	189,194	-	397,000	-	397,000

Convert $550,000 face amount of convertible debentures into common stock	733,332	-	550,000	-	550,000

Reclassification of derivative liability as remeasured in connection with conversion of convertible debt			290,000		290,000

Net loss	-	-	-	(19,254,000)	(19,254,000)

BALANCES, December 31, 2008 (unaudited)	33,951,996	$ 3,000	17,622,000	($ 20,679,000)	($ 3,054,000)

See accompanying notes to the condensed consolidated financial statements.

PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended December 31, 2008	Period from November 15, 2007 (inception) to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (19,254,000)	$ -
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative liabilities expense	26,310,000	-
Change in fair value of derivative liabilities	(28,748,000)	-
Officer, director and employee stock compensation expense	10,953,000	-
Stock compensation expense to consultants and employee	2,946,000	-
Amortization of debt discount and deferred finance costs on
Convertible Debentures	2,105,000	-
Depreciation of equipment	25,000	-
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	(399,000)	-
Prepaid expenses	(8,000)	-
Deposits with vendor – related party	(1,650,000)	-
Accounts payable, accrued liabilities, deferred revenue and all other
current liabilities	116,000	-
Registration rights liability	893,000	-

NET CASH USED IN OPERATING ACTIVITIES	(6,711,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in reverse acquisition	2,100,000	-
Placement agent fee paid in cash in connection with reverse merger	(210,000)	-
Purchase of equipment and other	(244,000)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,646,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of senior secured convertible notes and warrants	5,950,000	-
Payment of placement agent fees for bridge notes, convertible notes		-
and merger	(595,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,355,000	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	290,000	-
CASH:
Beginning of period	270,000	-
End of period	$ 560,000	$ -

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid for interest and taxes	$ 276,000	$ -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities associated with Convertible Debentures and
Warrants at inception	$ 5,950,000	$ -
Derivative liabilities associated with placement agent warrants at inception	$ 1,875,000	$ -
Conversion of $550,000 face amount of convertible debentures into
733,332 shares of common stock	$ 550,000	$ -

Reclassification of derivative liability as remeasured in connection with conversion of convertible debt	$290,000	$ -

See accompanying notes to the condensed consolidated financial statements.

PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BACKGROUND, CHANGE OF CONTROL AND BASIS OF PRESENTATION:

Perf-Go Green Holdings, Inc., formerly known as ESYS Holdings, Inc. and La Solucion, Inc., (the “Company”) was incorporated in Delaware in April 2005. Its business was originally intended to provide assistance to the non-English speaking Hispanic population in building and maintaining a life in North Carolina but it did not establish operations in connection with its business plan.

On May 13, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with Perf-Go Green, Inc. (“Perf-Go Green”), a privately-owned Delaware corporation and its stockholders pursuant to which the Company acquired all of the outstanding shares of common stock of Perf-Go Green. Perf-Go Green was originally incorporated as a limited liability company on November 15, 2007 and converted to a “C” corporation on January 7, 2008. As consideration for the Share Exchange, the Company issued an aggregate of 21,079,466 shares of common stock, $0.0001 par value, for the 20,322,767 Perf-Go Green shares outstanding (a 1.03:1 exchange ratio), to the Perf-Go Green stockholders resulting in a change in control of the Company with Perf-Go Green stockholders owning approximately 65% out of a total of 32,279,470, and the former shareholders of the accounting acquiree owning 11,200,004 shares, of the Company’s outstanding common stock at the date of the Share Exchange. In addition, the directors and officers of Perf-Go Green were elected as directors and officers of the Company. As a result of the Share Exchange, the Company has succeeded to the business of Perf-Go Green as its sole business. The Company’s fiscal year end is March 31.

The accounting for the Share Exchange, commonly called a reverse acquisition, calls for Perf-Go Green to be treated as the accounting acquirer. The acquired assets and assumed liabilities of the Company were carried forward at their historical values, which approximated fair value. Perf-Go Green’s historical financial statements are carried forward as those of the consolidated entity. The common stock and per share amounts have been retroactively restated to the earliest period to reflect the Share Exchange.

In connection with the Share Exchange, on May 13, 2008 and June 10, 2008, the Company completed a private placement of its senior secured convertible debentures in the principal amount of $5,950,000 and warrants to purchase shares of the Company’s common stock as described in Note 6.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X for small business issuers and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements include the accounts of Perf-Go Green Holdings, Inc. and its wholly owned subsidiary, Perf-Go Green, Inc. (collectively, the “Company”) and all significant intercompany transactions and balances have been eliminated in consolidation. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the more complete information and the Company’s audited consolidated financial statements as of March 31, 2008 and for the period from November 15, 2007 (inception) to March 31, 2008 and the related notes thereto included in Form 8-K/A filed on August 15, 2008.

All amounts in the accompanying financial statements are rounded to the nearest thousand dollars.

NOTE 2 -    DISCUSSION OF THE COMPANY’S ACTIVITIES/PRODUCTS AND GOING CONCERN CONSIDERATION:

Company Activities/Products - The Company is focused on the development and global marketing of eco-friendly, non-toxic, food contact compliant, biodegradable plastic products. The Company’s biodegradable plastic products offer a practical and viable solution for reducing plastic waste from the environment. The Company believes that its plastic products will break down in landfill environments within twelve (12) to twenty four (24) months, leaving no visible or toxic residue. The Company’s activities have included capital raising to support its business plan, recruiting board and management personnel, establishing sources of supply and customer relationships. During the three months ended December 31, 2008, the Company commenced principal operations with the initiation of significant revenues. As such, the Company is no longer considered to be in the development stage as defined in Statement of Financial Accounting Standards  (“SFAS”)  No.  7,  “Accounting

and Reporting By Development Stage Enterprises.” Previously, the Company reported as a development stage company.

Going Concern Consideration – As indicated in the accompanying unaudited condensed consolidated financial statements, at December 31, 2008, the Company had approximately $560,000 in cash and approximately $3,707,000 in negative working capital and a stockholders’ deficit of approximately $3,054,000. A significant portion of the Company’s liabilities (approximately $5,096,000) are derivative liabilities which are further described in Notes 6 and 7. The Company would presently be unable to satisfy the cash settlement liability associated with its derivative liabilities.

For the nine months ended December 31, 2008, the Company had a loss from operations of approximately $18,394,000 (and a net loss of approximately $19,254,000) and utilized approximately $6,711,000 of cash in operating activities. Further, losses from operations are continuing subsequent to December 31, 2008 and the Company anticipates that it will continue to generate significant losses from operations for the near future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s cash flow projections presently indicate that projected revenues will not be sufficient to fund operations over the coming twelve months. As such, the Company will need to raise additional financing or take other measures in the fourth quarter ending March 31, 2009 in order to continue its operations. To that end, the Company has entered into and is further negotiating, a non-binding term sheet for a working capital loan facility, based on accounts receivable and inventory, for up to $10,000,000 of debt financing. Further, since the Company has just recently emerged from the development stage, the Company’s ability to accurately project revenues and expenses can be significantly impacted by unforeseen events, developments and contingencies that cannot be anticipated. As such, there can be no assurance that management’s plans to raise additional financing or take other measures will be successful or sufficient in order to sustain our continued operations. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

NOTE 3 – NET INCOME (LOSS) PER COMMON SHARE:

Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. For the three months ended December 31, 2008, the Company added approximately 7,469,000 shares to 33,669,000 basic shares outstanding to arrive at 41,138,000 diluted shares outstanding representing the “if converted” shares under Senior Secured Convertible Debentures and the dilutive stock options and warrants under the Treasury Stock method using an average market price during the period of $0.58. Additionally, diluted income per share reflects the add back of approximately $1,350,000 of interest expense and related amortization on the Senior Secured Convertible Debentures. For the nine months ended December 31, 2008, basic and diluted loss per share are the same because the effect of outstanding common stock equivalents would decrease the loss per share.

NOTE 4 – CASH AND CASH EQUIVILENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

Cash and cash equivalents at December 31, 2008 includes approximately $263,000 invested in an institutional money market fund with a brokerage firm and approximately $297,000 in deposits with a commercial bank. Such amounts are stated at its fair value as they have a quoted value in an active market. Both balances are subject to federal deposit insurance of $250,000 per institution provided by the bank or brokerage firm.

NOTE 5 – DEPOSITS WITH VENDOR - RELATED PARTY:

The manufacturing of our biodegradable plastic products is outsourced to Spectrum Bags, Incorporated, a division of IPS Industries, Inc., (“Spectrum”) a manufacturer and distributor of plastic bags and plastic products. Spectrum is currently our sole supplier of product. In order to secure initial product shipments expected, we have made deposits of approximately $1,651,000 with Spectrum at December 31, 2008. In order to secure our full payment, Spectrum retains title and risk of loss to the related inventory until we make final payment which occurs shortly before shipment to the customer. As such, we do not currently carry inventory for any significant period of time and had no inventory at December 31, 2008. One member of our Board of Directors serves as the President of this vendor.

NOTE 6 – SENIOR SECURED CONVERTIBLE DEBENTURES AND WARRANTS, RELATED DERIVATIVE

LIABILITIES AND REGISTRATION RIGHTS LIABILITY:

Senior Secured Convertible Debentures and Warrants - During May and June 2008, pursuant to the terms of a Subscription Agreement, the Company issued senior secured convertible debentures to unaffiliated accredited investors (the “Investors”) in the aggregate original principal amount of $5,950,000 (the “Convertible Debentures”) and five-year warrants (the “Warrants”) to purchase shares of the Company’s common stock. The Convertible Debentures are secured by all of our assets and are due in May 2011, with respect to $2,775,000 principal amount, and in June 2011, with respect to $3,175,000 principal amount. Interest on the Convertible Debentures is computed at the rate of 10% per year and is payable quarterly in arrears in cash or, under certain circumstances, in common stock of the company. The Convertible Debentures contain various covenants which, among other things, restrict the Company’s ability to incur additional debt or liens or engage in certain transactions as specified therein. Additionally the Convertible Debentures define various events of default including non-payment of interest or principal when due, failure to comply with covenants, breach of representations or warranties, failure to obtain effective registration of the common stock underlying the conversion feature or failure to deliver registered common stock, when requested, within a specified timeframe as well as other matters discussed therein. Various remedies exist for an event of default including the acceleration of the maturity of the obligation, an increase in the interest rate to 15%, accrual of certain costs of the debt holders and a reduction of the conversion rate, among other things. The Convertible Debentures also provide that in the event of a “fundamental transaction” (as defined) such as a change in control, the holder may require that such holder’s Convertible Note be redeemed at an “alternative consideration” (as defined) which can be, among other things, 135% of the principal amount of the Convertible Note or 130% of the equity conversion value of the Convertible Note.

The Convertible Debentures are convertible at the option of the holder into shares of our common stock at the lower of the (a) “fixed conversion price” of $0.75 per share (7,200,001 shares after 733,332 shares that were issued on November 4, 2008 as described below), subject to adjustment for stock splits, stock dividends, or similar transactions, (b) “lowest conversion price” representing the lowest price, conversion price or exercise price offered by the Company in a subsequent equity financing, convertible security (subject to certain exceptions) or derivative instruments or (c) “mandatory default amount” representing the amount necessary to convert 110% of the face amount of the Convertible Debentures plus accrued interest and costs at the lower of the price of the common stock on the date of demand or the date of payment. The Company’s common stock price at the time of issuance of both the May and June 2008 Convertible Debentures exceeded the relevant conversion price (the fixed conversion price). As a result, the Company assessed the applicability of EITF No.’s 98-5 and 00-27 to determine if this constitutes a beneficial conversion feature. However, since the conversion feature can result in a variable amount of shares being issued, the conversion feature is considered an imbedded derivative liability, not a beneficial conversion feature, that needs to be separated from the “host contract” as described further below.

The Warrants entitle the holder to purchase approximately 7,933,333 shares common stock at $1.00 per share subject to adjustment of the shares and exercise price in the event of (a) stock dividends, splits or similar recapitalizations or (b) a rights offering at less than market value to all stockholders, (c) certain dividends or distributions and (d) the offering or issuance of common stock or derivative instruments (warrants, options or conversion features), subject to certain exceptions, at a price that is less than the exercise price of the Warrants. The Company is obliged to issue registered shares of common stock upon the exercise of the Warrants and if it cannot do so within three business days, it is obliged to pay in cash the market value, plus brokerage commissions, of the common stock. Because of the “pay in cash” feature and the variability of the exercise price, the warrant is considered to be a derivative liability as discussed further below.

Related Derivative Liabilities - Under SFAS No. 133 and EITF No. 00-19, both the embedded conversion option in the Convertible Debentures and the detachable Warrants are deemed “freestanding financial instruments” that cannot be classified as equity instruments at the commitment date related to their issuance and instead are classified as “derivative liabilities subject to fair value accounting.”

Because the Convertible Debentures were issued with a variable conversion feature and with detachable Warrants, the fair value of these attributes are calculated and assigned before a value is assigned to the Convertible Debentures. The Company computed the fair value by using a Black Scholes calculation assuming a risk free rate of return of 2.7 – 3.2%, expected volatility of 93% and expected life of the conversion feature (three years) and the Warrants (five years), no dividends or forfeitures and the quoted market price of the Company’s stock on the day of the measurement. The resulting fair values exceed the face amount of the Convertible Debentures and result in recognition of an expense for derivative liabilities, as follows:

Fair value of conversion feature of Convertible Debentures
at issuance	$ 13,739,000

Fair value of Warrants at issuance	13,718,000
Total derivative liabilities at issuance in May and June 2008	27,457,000
Less: face amount of Convertible Debentures (“debt discount”)	(5,950,000)
Expense for derivative liabilities upon issuance	$ 21,507,000
==========

These derivative liabilities are marked-to-market at each reporting period as discussed further in Note 7.

The fair value of the conversion feature of the Convertible Debentures and the Warrants that is assigned to debt discount (originally $5,950,000) is being amortized over the life of the Convertible Debentures at the rate of approximately $496,000 per quarter until the November 4, 2008 conversion (discussed below) and approximately $450,000 per quarter thereafter.

On November 4, 2008, holders of $550,000 face amount converted their Convertible Debentures into 733,332 shares of common stock of the Company (the “Conversion”). In connection with the Conversion, the Company recorded the face amount of these Convertible Debentures at the date of conversion ($550,000) plus the proportionate share of the related derivative liability, as remeasured on the conversion date, of approximately $290,000 (for a total recorded of approximately $840,000) to shareholders equity. The unamortized debt discount aggregating approximately $465,000 at the date of conversion, was charged to debt discount in the accompanying consolidated statements of operations in the three and nine months ended December 31, 2008.

As a result of the above, the Convertible Debentures are recorded as follows:

	At inception	Amount Converted	Amount Remaining
Face amount of Debentures	$ 5,950,000	$ 550,000	$ 5,400,000
Less:
Value assigned to conversion feature and Warrants as debt discount
Value assigned to Debentures at the issuance	(5,950,000)	(550,000)	(5,400,000)
Add: Amortization of debt discount	-	-	-
Carrying amount outstanding or converted	1,605,000	550,000	1,055,000
at December 31, 2008	n/s	$ -	$ 1,055,000

In connection with the issuance of the Convertible Debentures and Warrants, the company paid a placement agent (the “Placement Agent”) a cash fee of $595,000 and issued them warrants, on the same terms as the Warrants, to purchase 793,333 shares (subject to adjustment) of common stock at $1.00 for five years. Because such warrants have the same variable exercise price feature, and cash settlement provisions, as the Warrants described above, these warrants are also considered derivative liabilities. As such, their fair value at inception of approximately $1,395,000 was charged to derivative liability expense and this amount is required to be marked-to-market at each reporting period. The Company recorded the aggregate of the cash and warrant compensation of approximately $1,989,000 as a deferred finance cost and is amortizing that cost over the three year term of the Convertible Debenture at the rate of approximately $166,000 per quarter until the November 4, 2008 conversion (discussed above) and approximately $158,000 thereafter. The proportionate share of the unamortized deferred finance costs associated with the November 4, 2008 Conversion (discussed above), approximately $125,000, was charged to operations as additional amortization of deferred finance cost in the three and nine months ended December 31, 2008. At December 31, 2008, approximately $500,000 of amortization has been recorded leaving approximately $1,489,000 of unamortized deferred finance cost at December 31, 2008. See also, Note 7.

Registration Rights Liability - The Company also granted the Investors registration rights for the common stock underlying the embedded conversion feature in the Convertible Debentures and the Warrants. The Company can be assessed liquidated damages, as defined in the related agreements, for the failure to file a registration statement in a certain timeframe or for the failure to obtain or maintain effectiveness of such registration statement. Such penalties shall not exceed, in the aggregate, 15% of the aggregate Purchase Price (as defined in the Convertible Debentures). In assessing the likelihood and amount of possible liability for liquidated damages, the Company considered the guidance of EITF No.’s 00-19-2 and 05-04 as well as SFAS No. 5. Because obtaining and maintaining effectiveness of the registration statement is not within the Company’s control, the Company has concluded that it is probable that a liability will be incurred and therefore recorded a liability for approximately $893,000 representing its estimate that such liability will be 15% of the proceeds of the Convertible Debentures as registration rights liability. The Company’s registration statement was declared effective on February 10, 2009 and approximately $75,000, plus interest, of liquidated damages had been incurred as of December 31, 2008 and approximately $225,000, plus interest, as of February 10, 2009. The Company continues to be exposed to further registration rights liquidated damages if it does not maintain the effectiveness of such registration statement. At such time as it becomes clear that such effectiveness can be maintained, the remaining liability would be reversed.

Other - In connection with the issuance of the Convertible Debentures and the related reverse acquisition transaction, the Company agreed to pay a total of approximately $750,000 in investor relations cost, all of which costs have been paid at December 31, 2008.

NOTE 7 – DERIVATIVE LIABILITIES

Derivative liabilities at December 31, 2008 consist of the following:

Fair value of conversion feature of Convertible Debentures (Note 6)	$ 1,540,000
Fair value of Warrants issued to Investors (Note 6)	2,118,000
subtotal	3,658,000
Fair value of warrants issued to placement agent in Convertible
Debentures (Note 6)	212,000
Fair value of warrant issued in connection with reverse acquisition (below)	111,000
Fair value of warrants issued to reverse acquisition equity investors (below)	1,115,000
Total derivative liabilities at December 31, 2008	$ 5,096,000
==========

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

Pursuant to fair value accounting, the derivative liabilities for the conversion feature, the Warrants, the placement agent warrants and the warrants issued to the December 2007 equity investors are required to be marked-to-market at each reporting period during their term, with the resulting difference reported as a component of income or expense. During the three and nine months ended December 31, 2008, the Company recorded a total change in fair value due to remeasurement of derivative liabilities of approximately $14,584,000 and $30,586,000, respectively, as income.

The Company computed the fair value of its derivative instruments by using a Black Scholes calculation assuming a risk free rate of return of 0.5 – 2.%, expected volatility of 112% and expected life of the conversion feature (three years) and the Warrants (five years) and the quoted market price of the Company’s stock on the day of the measurement.

NOTE 8 – BRIDGE NOTES AND WARRANTS

In January and February 2008 Perf-Go Green sold an aggregate $750,000 of secured convertible notes, due in January 2009 (with respect to $350,000) and February 2009 (with respect to $400,000) and bearing interest at 10% per year, together with warrants to purchase Perf-Go Green’s common stock. The notes were convertible at $0.48 per share and, together with approximately $11,000 of accrued interest, were converted into 1,579,466 shares of the Company’s common stock on March 27, 2008.

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

Pursuant to EITF No.’s 98-5 and 00-27 and APB No. 14, the Company determined that the exercise price of the convertible debt of $0.50 exceeded the market price of the common stock at each commitment date. As a result, no allocation of fair value was required amongst the convertible notes and warrants. The Company also determined that SFAS No. 133 and EITF 00-19 were not applicable, as the embedded conversion option did not require bifurcation.

In connection with raising these proceeds, Perf-Go Green paid $75,000 as direct offering costs to the placement agent. The Company also issued, as an additional placement agent fee, warrants to purchase 150,000 shares of the Company’s common stock. The Company determined the valuation of these warrants, approximately $43,000, by applying EITF 96-18 and using the Black-Scholes option-pricing formula and a risk free interest rate of 1.9 – 2.7%, expected volatility of 150%, a five year expected term and a weighted average fair value of $0.75. These costs were initially capitalized as debt issue costs and were being amortized over the life of the related convertible debt instrument. Upon conversion of the notes on March 27, 2008, the remaining unamortized portion of debt issue costs was charged to interest expense on the statement of operations.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock - On January 15, 2008, the Company issued 19,500,000 shares of common stock (retroactively reflecting the Share Exchange) to its founders as founders stock for pre incorporation services valued at $0.0001 per share.

Stock based compensation - In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” Among other items, SFAS No. 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments in the financial statements based on the grant date fair value of those awards. Stock awards to consultants and other non-employees are accounted for based on an estimate of their fair value at the time of grant and, in the instance of options and warrants, are based upon a Black-Scholes option pricing model.

The fair value of each option grant under SFAS No. 123R is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of approximately 0.5 - 3.2%; no dividend yield; expected option lives based on their terms (generally five years) and expected volatility of approximately 93 - 112%. The expected volatility for the current period was developed by using historical volatility of the Company stock history since the reverse acquisition. Since the history of our stock trading has been relatively short, the baseline volatility calculation was increased by 20 - 50%. The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected term of the options grant date.

In June 2008, the Company adopted the 2008 Share Incentive Plan (the “Plan”) which permits the granting of stock options and other forms of stock based compensation to employees and consultants of the Company. Under the Plan, the Company has reserved 10,000,000 shares of common stock for issuance under the Plan. There were no stock options outstanding at March 31, 2008. The following table summarizes the stock options issued to directors, officers, employees and consultants under the Plan for the three and nine months ended December 31, 2008 (unaudited) under the Plan.

	Number of Options	Weighted Average Exercise Price
Stock Options
Balance at March 31, 2008	-	$-
Granted or issued	7,573,600	$1.52
Exercised	-	$-
Cancelled/Forfeited	-	$-
Balance at December 31, 2008	7,573,600	$1.52
Options exercisable at December 31, 2008	5,728,000	$1.38
Weighted average fair value of options granted during the nine months ended December 31, 2008 (unaudited)	$15,400,000	$2.03
Weighted average fair value of options exercisable at December 31, 2008	$9,356,000	$1.62

The grant date fair value of the options issued under the Plan was approximately $15,400,000 and approximately $2,272,000 and $11,576,000 was charged to operations for stock compensation expense under the Plan for the three and nine months ended December 31, 2008, respectively, including approximately $2,237,000 and $10,953,000, respectively, for directors, officers and employees and approximately $35,000 and $623,000, respectively, to consultants. In addition to stock compensation from options, we issued 939,194 shares to consultants resulting in approximately $19,000 and $2,324,000 in stock compensation during the three and nine months ended December 31, 2008. Stock compensation cost is included in general and administrative expenses in the unaudited condensed consolidated financial statements

The following table summarizes information about the exercise prices, exercisability and remaining life of the options granted.

Options exercisable:

Range of Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value of Options Outstanding	Number Exercisable at December 31, 2008	Weighted Average Exercise Price	Aggregate Intrinsic Value of Options Exercisable
$0.50 - $2.00	7,573,600	4.58 years	$1.52	$ -	5,728,000	$1.38	$ -

Monthly stock grants - In addition to stock grants and options discussed above, the Company has initiated a monthly stock grant program for a director, an officer, a related vendor and a consultant calling for the issuance of approximately 52,000 shares per month over the coming year. The cost of these share issuances will be valued at the fair market value of the Company’s common stock on the date of grant.

Warrants and Convertible Debentures – See Note 6 regarding conversion of $550,000 face amount of Convertible Debentures into 733,332 shares of common stock on November 4, 2008. The Company has the following warrants and convertible debentures outstanding that grant the right of the holder to obtain our common stock as indicated:

-	7,200,001 shares issuable (subject to adjustment as described in Note 6) at $0.75 (subject to adjustment) under Convertible Debentures until May and June 2011
-	7,933,333 shares issuable (subject to adjustment as described in Note 6) at $1.00 (subject to adjustment) under Warrants issued with Convertible Debentures until May and June 2013
-	4,200,000 shares issuable (subject to adjustment) under warrants at $1.00 (subject to adjustment) issued to purchasers of our predecessor’s common stock until May 2013
-	1,650,000 shares issuable at $0.75 to investors in our Bridge Notes and a placement agent until January and February 2013

-	1,213,333 shares issuable (subject to adjustment) to a placement agent in the Convertible Notes and Warrants and reverse acquisition at $1.00 (subject to adjustment) until May and June 2013.

These items permit the holders to purchase 22,196,667 shares of the Company’s common stock before adjustment. Possible adjustments include the items discussed in Notes 6 and 7 and would include increases for payment of interest in kind on the Convertible Debentures.

In tabular form, the warrants and convertible securities are as follows:

	Number shares subject to Warrants and Convertible Debentures(a)	Weighted Average Exercise Price
Shares Under Warrants and Convertible Debentures:
Balance at March 31, 2008	1,650,000	$$0.75
Granted	21,279,999	$$0.91
Exercised/Converted	(733,332)	$$0.75
Cancelled/Forfeited	-	$-
Balance at December 31, 2008	22,196,667	$$0.94
Exercisable at December 31, 2008	22,196,667	$$0.94

(a)	Before adjustment as discussed above.

NOTE 10 – INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination.

Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The Company adopted FIN 48, which had no effect on the Company’s financial positions and results of operations at this time given its limited operations and activities. No amounts were accrued for the tax exposures or payment of interest and penalties at December 31, 2008 and there was no change to this balance at December 31, 2008.

The Company has a net operating loss carryforward for tax purposes totaling approximately $5,600,000 at December 31, 2008, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by operating loss carryforwards after a change in control (generally greater than a 50% change in ownership, as defined).

The difference between the net operating loss carryforward and the accumulated deficit results largely from the non-deductibility, for tax purposes, of derivative expense and income and stock and stock based compensation.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2008.

NOTE 11 – EMPLOYMENT AND LEASE AGREEMENTS

During the nine months ended December 31, 2008, the Company entered into employment agreements with three officers and four employees. The agreements with the officers calls for their employment over a three year period and calls for aggregate base salaries for the three agreements of approximately $425,000 per year for three years plus eligibility for an annual bonus up to 20% of base compensation and annual increases of approximately 20%. The agreements with the four employees call for their employment with the Company over a one or two year period and call for aggregate compensation for the four agreements of approximately $366,000 per year (approximately $577,000 over the full term). In January 2009, the Company entered into an employment agreement with an officer calling for compensation of $150,000 per year, plus bonus, and options to purchase 500,000 shares of the Company’s common stock, subject to approval of the Company’s Board of Directors.

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

NOTE 12 – SIGNIFICANT CUSTOMERS

For the three and nine months ended December 31, 2008 one customer (Customer A) represented 29% and 38% of sales, respectively, and another customer (Customer B) represented approximately 29% and 34% of sales, respectively. At December 31, 2008 amounts receivable from Customer A were approximately $133,000 and from Customer B were approximately $92,000.

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

Significant estimates in 2009 included the valuation of stock issued for compensation and services, stock based compensation arrangements with employees and third parties, warrants issued as compensation, fair value of derivative financial instruments, estimated useful life of equipment, and a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits and at March 31, 2008 exceeded the available FDIC insurance by approximately $185,000

Accounts Receivable

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

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when the risks and rewards of ownership have transferred to customers which generally occurs when products are shipped and all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. In arriving at net sales, the Company estimates the amount of deductions that are likely to be taken by customers and adjusts that periodically based on historical experience.

Cost of Sales

Cost of sales represents the purchase of the Company’s products.

Earnings per share

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2008, the Company’s common stock equivalents consist of options, warrants and convertible debt that could potentially dilute future earnings per share., see Note 3.

Stock-based compensation

All share-based payments to employees are recorded and expensed in the statement of operations as applicable under SFAS No. 123R, “Share-Based Payment”.

Non-employee stock based compensation

Stock-based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

Derivative Liabilities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires bifurcation of embedded derivative instruments such as conversion options and warrants, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management first reviews the guidance of EITF No.’s 98-5, 00-27 and 05-2 as well as SFAS No. 150 to determine if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. In assessing the nature of a financial instrument as freestanding, the Company has applied the guidance pursuant to EITF No.’s 00-19. Finally, the Company has applied the related guidance in EITF No.’s 00-19-2 and 05-4 as well as SFAS No. 5 when determining the existence of liquidated damage provisions. At December 31, 2008, the Company had various derivative instruments. (See Notes 6 and 7).

NOTE 14 – RECENTLY ISSUED OR ADOPTED ACCOUNTING PRONOUNCEMENTS:

Effective April 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurement (“SFAS 157”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until April 1, 2009. The Company is evaluating the impact, if any, this Standard will have on our financial position and results of operations.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis include those securities classified as cash and cash equivalents and all derivative liability instruments on the unaudited condensed consolidated balance sheet. All securities owned are valued under the first tier of the hierarchy where the assets are measured using quoted prices in active markets.

On April 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The adoption of SFAS No. 159 did not have any material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. The Company’s adoption of SFAS No. 160 on April 1, 2008 did not have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in the fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.

In January 2008, the SEC released SAB No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the Staff acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. The Company does not expect its adoption of SAB No. 110 to have a material impact on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include without limitation those factors discussed in our Form S-1/ A filed on February 9, 2009 and Form 8-K/A filed on August 15, 2008 for a discussion of certain known risks; also see Part II, Item 1A.

Since our common stock is considered a “penny stock” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act and Section 21E of the Exchange Act.

Overview

Background and History; Share Exchange

Perf-Go Green Holdings, Inc., formerly known as ESYS Holdings, Inc. and La Solucion, Inc., (the “Company”) was incorporated in Delaware in April 2005. Its business was originally intended to provide assistance to the non-English speaking Hispanic population in building and maintaining a life in North Carolina but it did not establish operations in connection with its business plan.

On May 13, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with Perf-Go Green, Inc. (“Perf-Go Green”), a privately-owned Delaware corporation and its stockholders pursuant to which the Company acquired all of the outstanding shares of common stock of Perf-Go Green. Perf-Go Green was originally incorporated as a limited liability company on November 15, 2007 and converted to a “C” corporation on January 7, 2008. As consideration for the Share Exchange, the Company issued an aggregate of 21,079,466 shares of common stock, $0.0001 par value (the “Common Stock”), for the 20,322,767 Perf-Go Green shares outstanding (a 1.03:1 exchange ratio), to the Perf-Go Green stockholders resulting in a change in control of the Company with Perf-Go Green stockholders owning approximately 65% out of a total of 32,279,470, and the former shareholders of the accounting acquiree owning 11,200,004 shares, of the Company’s outstanding common stock at the date of the Share Exchange. In addition, the directors and officers of Perf-Go Green were elected as directors and officers of the Company. As a result of the Share Exchange, the Company has succeeded to the business of Perf-Go Green as its sole business.

The accounting for the Share Exchange, commonly called a reverse acquisition, calls for Perf-Go Green, to be treated as the accounting acquirer. The acquired assets and assumed liabilities of the Company were carried forward at their historical values, which approximated fair value. Perf-Go Green’s historical financial statements are carried forward as those of the combined entity. The common stock and per share amounts have been retroactively restated the earliest period presented to reflect the Share Exchange.

Business, Products and Plans

The Company is focused on the development and global marketing of eco-friendly, non-toxic, food contact compliant, biodegradable plastic products. Our biodegradable plastic products offer a practical and viable solution for reducing plastic waste from the environment. Based solely on environmental claims made by the Company that manufactures a oxo-biodegradable plastic additive that speeds up the break down of our plastic products, we believe our plastic products will break down in landfill environments within twelve (12) to twenty four (24) months, leaving no visible or toxic residue. All of the Company’s products incorporate recycled plastic. The Company’s products make important strides towards the reduction of plastic from the environment.

We have partnered with Spectrum Bags, Incorporated, a division of IPS Industries, Inc. (“Spectrum”), a mid-sized manufacturer and distributor of plastic bags and plastic products to manufacture and distribute our plastic products. Spectrum’s President, Ben Tran, is a director of our Company and shares in one of the patents on our handle tie-bags.  Our products use an oxo-biodegradable plastic additive licensed to Spectrum by a supplier to speed biodegradation and we believe, based on that supplier’s environmental claims that our plastic products, when discarded in soil in the presence of microorganisms, moisture and oxygen, will biodegrade, decomposing into simple materials found in nature and will be 100% degradable. We believe this degradable plastic additive technology will be suitable in the creation of many mainstream consumer products.

During 2008, we launched and began marketing products in nine (9) prominent plastic product categories including: thirteen gallon, tall kitchen garbage bags; thirty gallon garage, lawn and leaf garbage bags; commercial garbage bags (various sizes for office buildings and for municipalities, parks and beaches); kitty litter liner bags (three sizes); Doggie Duty™ Bags; and 10 foot by 20 foot plastic drop cloths. The sale and distribution of our initial product offerings, the thirteen-gallon tall kitchen trash bags and thirty gallon lawn and leaf bags, began in the third quarter of calendar 2008. The Company has secured placement and premier featuring and exposure with “brand-making” retailers such as Amazon.com and Drugstore.com, Bashes Family of Stores and Walgreens drug stores. In addition, we are in contact and in negotiations with a number of other named brand retailers.

We are implementing a major business to business/business to government strategy for our commercial line of trash bags and retail check out bags. SOHO Partnership in New York City, CEDA in Cooks County, the Parks Department of Stamford, Connecticut and Grand Hyatt New York are recently added customers.

We intend to deliver brand building messages through several marketing and advertising vehicles, including television, radio, national print, online marketing and search engine optimization, and retail store promotions. Our products were showcased at the Chicago International Housewares Show held March 16th through March 18th. 22,000 buyers from around the world attended this event. Our product received national attention by television networks and other media outlets as a “Hot New Household Product.” Our product was awarded as a Design Defined Honoree for 2008 at the show. Additionally, we signed thirteen representative firms that give will us reach to major national retailers in the U.S. and Canada.

The Company’s activities have included capital raising to support its business plan, recruiting board and management personnel, establishing sources of supply and developing customer relationships.

Prior to September 30, 2008, the Company was considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises.” During the three months ended September 30, 2008, the Company commenced principal operations and achieved substantial revenues and therefore has emerged from the development stage. While we have emerged from the development stage and raised a significant amount of financing in connection with the Share Exchange, our operations are unproven and therefore it is not certain that we will be successful. Further, we do not have sufficient capital to operate for the coming twelve months and we will need additional financing or need to take other measures within the quarter ending March 31, 2009 in order to have sufficient cash to continue our activities. To that end, the Company has entered into and is further negotiating, a non-binding term sheet for a working capital loan facility, based on accounts receivable and inventory, for up to $10,000,000 of debt financing. We currently do not have any commitments for new financing.

Recent Financings

The Company completed the following financings during the period from November 15, 2007 (inception) to December 31, 2008:

Equity Financing - In December 2007, prior to its merger with Perf-Go Green, Inc., Perf-Go Green Holdings, Inc. (the accounting acquiree) raised $2,100,000 in proceeds in the private placement of 4,200,000 common shares and warrants to purchase 4,200,000 shares of the Company’s common stock. This financing was not conditioned on the reverse acquisition and was done to enhance the ability of the accounting acquiree to consummate a reverse merger transaction. In June 2008, the warrants were reissued to conform to the same terms as the Warrants in the Convertible Debenture and Warrants financing described below and in Note 6 to the unaudited condensed consolidated financial statements.

Bridge Notes and Warrants - In January and February 2008, Perf-Go Green, Inc. raised an aggregate $750,000 proceeds through the sale of secured convertible notes (“Bridge Notes”) together with warrants to purchase 1,500,000 shares of the Company’s common stock. The Bridge Notes, together with approximately $11,000 of accrued interest, were converted into 1,579,466 shares of the Company’s common stock in March 2008 as further described further in Note 7 to the unaudited condensed consolidated financial statements.

Convertible Debentures and Warrants - In connection with the Share Exchange, on May 13, 2008 and June 10, 2008, the Company raised an aggregate $5,950,000 in proceeds from a private placement of its senior secured convertible debentures in the principal amount of $5,950,000 and warrants to purchase 7,933,333 shares (subject to adjustment) of the Company’s common stock as described further in Note 6 to the condensed consolidated financial statements. On November 4, 2008, holders of $550,000 face amount converted their Convertible Debentures into 733,332 shares of common stock of the Company (the “Conversion”). In connection with the Conversion, the Company recorded the face amount of these Convertible Debentures at the date of conversion ($550,000 plus the proportionate share of the related derivative liability, measured on the conversion date, of approximately $290,000 (for a total recorded of approximately $840,000) to shareholders equity. The unamortized debt discount aggregating approximately $465,000 at the date of conversion, was charged to debt discount in the accompanying consolidated statements of operations in the three and nine months ended December 31, 2008. Additionally the proportionate share of the unamortized deferred finance costs associated with the November 4, 2008 Conversion, approximately $125,000, was charged as additional amortization of deferred finance cost in the three and nine months ended December 31, 2008.

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

Financial Condition, Liquidity and Capital Resources –

As indicated in the accompanying unaudited condensed consolidated financial statements, at December 31, 2008, the Company had approximately $560,000 in cash and approximately $3,707,000 in negative working capital and a stockholders’ deficit of approximately $3,054,000. A significant portion of the Company’s liabilities (approximately $5,096,000) are derivative liabilities which are further described in Notes 6 and 7. The Company would presently be unable to satisfy the cash settlement liability associated with its derivative liabilities.

For the nine months ended December 31, 2008, the Company had a loss from operations of approximately $18,394,000 (and a net loss of approximately $19,254,000) and utilized approximately $6,711,000 of cash in operating activities. Further, losses from operations are continuing subsequent to December 31, 2008 and the Company anticipates that it will continue to generate significant losses from operations for the near future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s cash flow projections presently indicate that projected revenues will not be sufficient to fund operations over the coming twelve months. As such, the Company will need to raise additional financing or take other measures during the quarter ending March 31, 2009 in order to continue its operations. To that end, the Company has entered into and is further negotiating, a non-binding term sheet for a working capital loan facility, based on accounts receivable and inventory, for up to $10,000,000 of debt financing. However, as a company that has just recently emerged from the development stage, the Company’s ability to accurately project revenues and expenses can be significantly impacted by unforeseen events, developments and contingencies that cannot be anticipated. As such, there can be no assurance that management’s plans to raise additional financing will be successful or sufficient in order to sustain our operations over the coming twelve months. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

We currently have no material commitments for capital expenditures.

Results of Operations –

We began operations on November 15, 2007 and emerged from the development stage during the three months ended September 30, 2008 as we commenced principal operations and generated significant revenues. Our activities during the nine months ended December 31, 2008 have included capital raising (resulting in the debt and equity-based financing described in Recent Financings above), development and marketing of our biodegradable plastic products, development of mass market product distribution networks for the intended distribution of the products, recruiting personnel, development of an infrastructure to support the planned business and commencement of revenues.

Our results of operations for the three and nine months ended December 31, 2008 are as follows:

	Three months ended December 31, 2008	Nine months ended December 31, 2008
Revenues	$ 462,000	$ 888,000
Loss from operations	(3,521,000)	(18,394,000)
Other income (expense)	11,401,000	(860,000)
Net income (loss)	$ 7,880,000	($ 19,254,000)

Revenues in the three and nine months ended December 31, 2008 reflect initial shipments to new customers Walgreens and CVS Pharmacy as well as sales to a variety of smaller customers.

Loss from operations is driven by general and administrative costs of approximately $3,652,000 and $18,681,000 for the three and nine months ended December 31, 2008, respectively. Included in general and administrative costs for the three and nine months ended December 31, 2008 are non-cash charges for stock compensation aggregating approximately $2,291,000 and $13,900,000, respectively, including stock compensation for directors (approximately $22,000 and $4,348,000, respectively), employees (approximately $2,215,000 and $6,605,000, respectively) and consultants, primarily an investor relations consultant, (approximately $54,000 and $2,947,000, respectively). The large amount of stock compensation results from the number of options and shares granted as well as the fact that options to purchase approximately 2,843,600 shares issued in the three months ended June 30, 2008 contain immediate vesting provisions and therefore were expensed in full at inception (approximately $6,180,000). However, we have an ongoing cost for stock compensation relative to (a) the vesting of options and warrants already granted to purchase approximately 4,260,000 shares, (b) our commitment to make monthly share and/or option grants to certain employees and consultants and (c) the vesting of options and warrants for any new grants. The cost of the ongoing vesting of options already granted is expected to be approximately $2,200,000 per quarter. The cost of our commitment to make monthly share grants will be variable based upon the share price at the end of each month of service and therefore is not known at this time.

The remaining operating expenses, approximately $1,361,000 and $4,721,000, respectively, for the three and nine months ended December 31, 2008 include the following:

	Three months ended December 31, 2008	Nine months ended December 31, 2008
Investor and public relations	$ 136,000	$ 1,020,000
Human resources	360,000	885,000
Legal and professional	196,000	671,000
Marketing and related	262,000	1,215,000
Travel and related	235,000	556,000
Occupancy, communications, and all other, net	172,000	434,000
Total other operating costs	$ 1,361,000	$ 4,781,000

We expect that our operating expenses, to the extent we have cash to fund them, will continue to increase in subsequent quarters as we focus our attention on expanding our product introduction, marketing, investor and public relations and investments in our operating infrastructure.

Other income (expense) includes the following:

	Three months ended December 31, 2008	Nine months ended December 31, 2008
Derivative liability expense at inception	$ -	($ 26,310,000)
Change in value of derivative liability	12,744,000	28,748,000
Damages accrued under registration rights agreement	-	(893,000)
Amortization of debt discount	(931,000)	(1,605,000)
Interest expense and amortization	(419,000)	(840,000)
Interest income	6,000	40,000
Total other expense	$ 11,401,000	($ 860,000)

Derivatives – As discussed further in Notes 6 and 7 to the unaudited condensed consolidated financial statements, the Company issued Convertible Debentures and Warrants which contain features that have variability in the conversion or exercise price and, with respect to the Warrants, contain a settlement in cash feature if sufficient registered shares cannot be delivered upon exercise of the Warrant. As such, these instruments are accounted for as derivative liabilities because (a) the ultimate amount of shares which we could be required to issue is not known and may increase significantly and (b) we could have to pay cash to the warrant holders for the market value of the shares underlying the warrants. As Derivative liabilities, these uncertainties are reflected as obligations of the Company until they are resolved through conversion, exercise or expiration. In addition, warrants issued to a placement agent, and warrants that were issued to replace warrants issued to investors in the December 2007 equity financings at the accounting acquiree, have the same features and are also accounted for as derivative liabilities. Derivative liability expense for conversion feature of convertible debt, warrants and other warrants of approximately $26,310,000 results from the fair value of these derivative instruments, less the amount allocated to the related convertible debt as debt discount ($5,950,000), and the amounts allocated to deferred finance costs ($1,394,000), at inception. The Company computed the fair value of its derivative instruments at inception by using a Black Scholes calculation assuming a risk free rate of return of 2.7 – 3.2%, expected volatility of 93% and expected life of the conversion feature (three years) and the Warrants (five years) and the quoted market price of the Company’s stock on the day of the measurement. Because the fair value of the Company’s common stock at the dates of inception of the various derivative instruments exceeded the conversion or exercise price of the derivative, the fair value of the derivative reflects both “in the money,” or “intrinsic” value as well as a “time value.” Specifically, at inception of these instruments, the fair value of the Company’s common stock ranged from $1.48 to $2.73 per share and these instruments are convertible or exercisable at prices ranging from $0.75 to $1.00 per share. Therefore, there is an “in the money” value to these instruments. In addition, these instruments have a “time value” that is estimated using a Black Scholes calculation and the assumptions described above. Fair value accounting requires that these derivative liabilities be marked-to-market at each reporting period and therefore, since the underlying market price of the stock generally decreased from the prices used at inception (ranging from $1.48 to $2.74 per share) to a fair value of $1.10 at September 30, 2008 and further to $0.33 at December 31, 2008, the Company recorded other income for the aggregate change in value of these derivative liabilities of approximately $12,745,000 and $28,748,000 in the three and nine months ended December 31, 2008, respectively. Each reporting period, a charge or credit will be recorded for the change in fair value these derivative liabilities. The principal driver of the charge or credit going forward will be the market price of the Company’s common stock. Specifically, if the market price of the Company’s common stock increases from the prior quarter, the fair value of the derivative liability would increase and conversely, if the market price of the Company’s common stock decreases from the prior quarter, the derivative liability would decrease. An additional driver of the liability going forward could be any additional shares which could become issuable if we trigger certain anti-dilution provisions, for example if we did a dilutive financing.

Registration Rights Agreement – Under a registration rights agreement, the common stock underlying the conversion feature of the Convertible Debentures and the Warrants is required to be registered and maintain such registration. The Company can be assessed liquidated damages, as defined in the related agreements, for the failure to file a registration statement in a certain timeframe or for the failure to obtain or maintain effectiveness of such registration statement. Such penalties are generally limited to approximately $893,000 in the aggregate. Because obtaining and maintaining effectiveness of the registration statement is not within the Company’s control, the Company has concluded to record a liability for approximately $893,000 representing the liquidated damages that may be assessed if the Company fails to satisfy its registration obligations. The Company’s registration  statement  was  declared  effective  on  February 10, 2009  at  which  time  an  aggregate approximately $225,000 of liquidated damages, before interest thereon, had accrued under the agreement. If the Company ultimately concludes that it can maintain effectiveness of the registration statement, the remaining liability would be reversed.

Interest expense and amortization of debt discount – Interest expense on the Convertible Debentures accrues at approximately $149,000 per quarter beginning in May 2008 and approximately $135,000 per quarter subsequent to the conversion on November 4, 2008 (the “Conversion”) of approximately $550,000 face amount of Convertible Debentures into common stock. The amortization of debt discount represents the amortization of the entire proceeds, $5,950,000 of the Convertible Debentures and Warrants, which was allocated to debt discount, over the three year life of the Convertible Debentures at the rate of approximately $496,000 per quarter beginning in May 2008 and approximately $450,000 per quarter subsequent to the Conversion. In addition, the Company recorded amortization of approximately $166,000 per quarter until the Conversion and approximately $157,000 thereafter to amortize deferred finance costs incurred in placing the Convertible Notes. In connection with the Conversion, approximately $465,000 of debt discount and approximately $121,000 of deferred financing costs were written off to operations in the three and nine months ended December 31, 2008.

Interest income – Consists of interest earned on bank deposits and deposits in an institutional money market fund with a broker-dealer.

Contractual Arrangements

Significant contractual obligations as of December 31, 2008 are as follows:

Type of Obligation		Amount Due in
	Total Obligation	Less than 1 year	1 to 3 years	4 to 5 Years	More than 5 years

Convertible Debentures (1)	$ 5,400,000	$ -	$5,400,000	$ -	$ -
Derivative liabilities (2)	2,908,000	2,908,000	-	-	-
Facility lease (3)	1,033,000	198,000	628,000	207,000
Employment contracts (4)	1,968,000	791,000	1,177,000
Total	$ 11,309,000	$3,897,000	$7,205,000	$ 207,000	$ -

(1)	See Note 6 to unaudited condensed consolidated financial statements for additional information.
(2)	See Note 7 to unaudited condensed consolidated financial statements for additional information.
(3)	See Note 11 to unaudited condensed consolidated financial statements for additional information on the lease for the Company’s executive office.
(4)	See Note 11 to unaudited condensed consolidated financial statements for additional information. Amounts include annual increases but not annual bonus eligibility.
(5)	Excludes commitments under an employment agreement with an officer entered into in January 2009, see Note 11 to Condensed Consolidated Financial Statements.

Off Balance Sheet Arrangements

The Company has no material off balance sheet arrangements that are likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Critical Accounting Principles –

We have identified critical accounting principles that affect our condensed consolidated financial statements by considering accounting policies that involve the most complex or subjective decisions or assessments as well as considering newly adopted principals. They are:

Use of Estimates, Going Concern Consideration – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Among the estimates we have made in the preparation of the financial statements is an estimate of our projected revenues, expenses and cash flows in making the disclosures about our liquidity in this report. As a development stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops. Our unaudited condensed consolidated financial statements have been prepared assuming we are a “going concern”. No adjustment has been made in the unaudited condensed consolidated financial statements which could result should we be unable to continue as a going concern.

Share-Based Payments – We follow SFAS 123(R), “Share-Based Payment” which establishes standards for share-based transactions in which an entity receives employee’s or consultants services for (a) equity instruments of the entity, such as stock options or warrants, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires that we expense the fair value of stock options and similar awards, as measured on the awards’ grant date. SFAS 123(R) applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date.

We estimate the value of stock option awards on the date of grant using the Black-Scholes option-pricing model (the “Black-Scholes model”). The determination of the fair value of share-based payment awards on the date of grant is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, expected term, risk-free interest rate, expected dividends and expected forfeiture rates.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. During the three months ended December 31, 2008, we do not believe that reasonable changes in the projections would have had a material effect on share-based compensation expense.

The guidance in SFAS 123(R) and Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and 110 is relatively new, and best practices are not well established. There are significant differences among valuation models, and there is a possibility that we will adopt a different valuation model in the future. Theoretical valuation models are evolving and may result in lower or higher fair value estimates for share-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. The uncertainties and costs of these extensive valuation efforts may outweigh the benefits to investors.

Derivative liabilities – SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In addition, freestanding derivative instruments such as certain warrants are also derivative liabilities. We estimate the fair value of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in the assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. Although we believe the assumptions used to estimate the fair values of the warrants are reasonable, we cannot assure the accuracy of the assumptions or estimates. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value as at each period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

At December 31, 2008, we had four such derivative instruments principally related to our issuance of Convertible Debentures and Warrants as discussed further in Notes 6 and 7 to the unaudited condensed consolidated financial statements. The Convertible Debentures and Warrants have features which make their conversion or exercise price variable and the Warrants contain provisions calling for cash settlement in certain circumstances. Such derivatives had an aggregate fair value at inception of approximately $34,133,000, after reflecting $5,950,000 as debt discount and approximately $1,874,000 as deferred finance costs. At December 31, 2008, we re-measured the  fair  value  of  such  derivative  instruments  and  recorded  a  reduction  of  our  derivative  liabilities  of approximately $16,003,000 bringing the resulting derivative liabilities to approximately $18,130,000.

Recently Issued Accounting Pronouncements

See Note 13 to unaudited condensed consolidated financial statements

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

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that is designed to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and our Interim Chief Financial Officer as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act (“ICFR”). Our ICFR should be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s predecessor, Perf-Go Green Holdings, Inc., was previously a shell company with the objective to acquire an operating business. As such, it only had to maintain internal and disclosure controls on a very limited number of activities. On May 13, 2008, Perf-Go Green Holdings, Inc. acquired Perf-Go Green, Inc., a privately held, development-stage company, in a transaction accounted for as a reverse acquisition (the “Share Exchange”). Upon the consummation of the Share Exchange, Perf-Go Green Holdings, Inc.’s former internal controls and management were entirely supplanted by those of Perf-Go Green, Inc.

Our new and current management acknowledges that they are responsible for establishing and maintaining effective internal control over financial reporting for the Company. Because of the abbreviated period of approximately seven months during which the Company, operating as Perf-Go Green, Inc., was a reporting company during the nine months ended December 31, 2008, management had not completed, as of December 31, 2008, an assessment of the Company’s internal control over financial reporting under a recognized control framework.   That assessment process is ongoing and will be completed during the fiscal year ending

 March 31, 2010. Accordingly, the Company will include management’s report on its assessment of the effectiveness of the Company’s internal control over financial reporting in its annual report for that period. As of the date of this filing, management has identified a material weaknesses in that the financial statements of Perf-Go Green, Inc., a private company that we acquired in a reverse acquisition in May 2008, included in our Form 8-K filing on May 16, 2008 have been restated for an accounting error. Such restatement arose due to the failure to record the fair value of warrants issued with convertible debentures as required by generally accepted accounting principles. As we migrate our internal controls as described below, in July 2008 we retained a financial reporting consultant to assist us with our financial and SEC reporting and in June and July we added director with financial expertise to our Board of Directors also formed an audit committee of the board of directors. It is through the addition of these resources and processes that the error was discovered and, as such, we consider this particular weakness to be subsequently remediated by the addition of those resources and processes.

Management has not made a report, we have not had an attestation report of the Company’s registered public accounting firm, regarding internal control over financial reporting due to the temporary rules of the Securities and Exchange Commission that permit a transition period for newly public companies as described above.

We anticipate that our internal control system will be designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. The steps management expects to undertake include a top-down risk assessment of all risks associated over financial reporting and disclosure, the identification and ranking of risks and the corresponding financial accounts and business processes. Additionally, the associated system applications will be identified, as well as the controls over information technology and general computer controls. Company-wide controls will also be identified and documented. This control environment will be reviewed and assessed to allow management to conclude regarding the effectiveness of the design of the controls as well the operating effectiveness. In making its assessment of internal control over financial reporting, management anticipates using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. We have hired new accounting personnel. In addition, we have implemented a comprehensive new accounting software system and have added resources in financial management and support.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Any investment in our common stock involves a high degree of risk. The following additional risks were identified during the nine months ended December 31, 2008 as a result of the Share Exchange and related financing activity:

We need to raise additional capital or take other measures during the quarter ending March 31, 2009 in order to continue our operations and the current credit and financial environment is very uncertain.

The Company’s cash flow projections presently indicate that projected revenues will not be sufficient to fund operations over the coming twelve months. As such, the Company will need to raise additional financing or take other measures in the quarter ending March 31, 2009 in order to continue its operations. To that end, the Company has entered into and is further negotiating, a non-binding term sheet for a working capital loan facility, based on accounts receivable and inventory, for up to $10,000,000 of debt financing. However, as a company that has recently emerged from the development stage, the Company’s ability to accurately project revenues and expenses can be significantly impacted by unforeseen events, developments and contingencies that cannot be anticipated. For example, the recent instability in the capital markets may make it difficult to raise capital on terms acceptable to the Company, if at all. As such, there can be no assurance that management’s plans to raise additional financing will be successful or sufficient in order to sustain our operations over the coming twelve months.

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

-	There are additional requirements and costs associated with becoming a public company which may prove to be burdensome, especially for a smaller public company.
-	We became public through the Share Exchange and we may not be able to attract the attention of major brokerage firms.
-	Affiliates of our Placement Agent are also stockholders of Perf Holdings, and consequently, may have interests which differ from those of our Company.
-	There is a limited trading market for our common stock.
-	You may have difficulty trading and obtaining quotations for our common stock.
-	The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.
-	Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to decline.
-	We do not expect to pay dividends in the foreseeable future.
-	Investors will experience dilution upon the exercise of Warrants or options.
-	Directors and officers of the Company have a high concentration of common stock ownership.
-	Applicable SEC rules governing the trading of “penny stocks” limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

For a more complete listing and description of these and other risks that the Company faces please see our Form 8-K filed on May 13, 2008 and Form S-1/A filed on February 9, 2009.

Item 5. – Other Information

Item 6. – Exhibits

10.1

Office Lease by and between Dryland 5Z, LLC and the Registrant dated October 1, 2008 incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the three and six months ended September 30, 2008 filed on November 14, 2008..

10.2	Employment Agreement dated January 28, 2009 between the Company and Lou Guisto.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERF-GO GREEN HOLDINGS, INC.
(Registrant)

Date: February 20, 2009	By: /s/ Anthony Tracy
Anthony Tracy, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

By: /s/ Michael Caridi
Michael Caridi, Chief Operating Officer and Interim
Chief Financial Officer
(Principal Financial and Accounting Officer)