Form 10-K
period 2009-03-31
PERF Go-Green Holdings, Inc
filed 2009-07-14
CIK 1345444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to ____

Commission file number ________

PERF-GO GREEN HOLDINGS, INC.
(Exact name of registrant as specified in its Charter)

Delaware	20-3079717
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
12 East 52nd Street, 4th Floor New York, New York 10022
(Address including zip code of registrant’s Principal Executive Offices)

(212) 935-3550
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.
Yes ☐	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☐	No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (solely for the purposes of this calculation, the term "affiliate" refers to all directors and executive offices of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock): $12,178,026.25 at October 31, 2008 (calculated on the basis of shares issued and outstanding).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  34,461,721 shares of Common Stock, $0.0001 par value at July 14, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

PART I

Item 1.	Description of Business.

Our executive office is located at 12 East 52nd Street, 4th Floor, New York, New York  10022. Our telephone number is (212) 935-3550.  We maintain an Internet Website at www.perfgogreen.com.  Information contained on our Internet Website is for informational purposes only.

Perf-Go Green Holdings, Inc., formerly known as ESYS Holdings, Inc. and La Solucion, Inc., (the “Company”) was incorporated in Delaware in April 2005.  Its business was originally intended to provide assistance to the non-English speaking Hispanic population in building and maintaining a life in North Carolina but it did not establish operations in connection with its business plan.

On May 13, 2008, the Company entered into a Share Exchange Agreement with Perf-Go Green, Inc., (“Perf Go Green”) a privately-owned Delaware corporation in a share exchange transaction and its stockholders pursuant to which the Company acquired all of the outstanding shares of common stock of Perf-Go Green.  Perf-Go Green was originally incorporated as a limited liability company on November 15, 2007 and converted to a “C” corporation on January 7, 2008.  As consideration for the Share Exchange, the Company issued an aggregate of 21,079,466 shares of common stock, $0.0001 par value (the “Common Stock”) to the Perf-Go Green. stockholders resulting in a change in control of the Company with Perf-Go Green Stockholders owning approximately 65% of the Company’s common stock.  In addition, the directors and officers of Perf-Go Green were elected as directors and officers of the Company.  As a result of the Share Exchange, the Company has succeeded to the business of Perf-Go Green as its sole business.

Our Perf Go Green Brand represents an environmentally friendly “green” company. Our mission continues to be the development and global marketing of eco-friendly, non-toxic, food contact compliant, biodegradable plastic products and other everyday green products that help ensure healthy environments and vibrant communities for families, individuals, children and pets.

The Perf Go Green Products include:

•	Biodegradable Trash Bags (retail & commercial)
•	Biodegradable Plastic Drop Cloths
•	Biodegradable Doggie Duty™ Bags & Cat Pan Liners
•	PerfPower™ Alkaline Batteries
•	Perf Go Clean™ Cleaning Products

After the recent launch of our Perf Go Green Biodegradable trash bags, availability has expanded nationwide throughout 25,000 locations in supermarkets, hardware, and drug store chains. The additional launch of Perf Go Green pet products, biodegradable doggie duty bags and cat pan liners, is increasing growth into hardware chains and independent pet stores across the country.  In addition, PerfPower™ Batteries and Perf Go Clean Products™ are now being introduced to our current retailers.

Our Perf Go Green products can currently be found at the following retailers:

•	Walgreens
•	CVS Drug Stores
•	Bashas Supermarkets
•	Shaw’s Supermarkets
•	Sprouts Farmer’s Market
•	Hy-Vee Supermarkets
•	Meijer
•	Do it Best Hardware Stores
•	Hardware Hank

•	United Hardware Distributors
•	Bostwick-Braun
•	Amazon.com
•	Drugstore.com
•	Nash Finch Wholesale Food Distributors
•	Kehe Food Distributors
•	Associated Food Distributors

Our commercial line of trash can liners are now being used in hotels and other institutions including the Westin Time Square, the New York Grand Hyatt, Joie de Vivre Hotels, the London West Hollywood Hotel, and Lehigh Valley Hospital and Health Network.

We have relationships with the following distributors across the country:

•	Five Star
•	Blue Ribbon
•	Edward Don
•	JAD Corp of America
•	Paper Enterprises

We have also partnered with one of our retailers to launch a line of co-branded biodegradable plastic products.  On Earth Day 2009, Perf Go Green launched co-branded 13 Gallon and 30 Gallon biodegradable trash bags under the CVS Trade Mark Earth Essentials™.

How Perf Go Green Works
We believe our Perf Go Green plastic products will degrade and then biodegrade when introduced to soil in the presence of microorganisms, moisture and oxygen. Our plastic products are manufactured by Spectrum Bags, Incorporated, a division of IPS Industries, Inc., a mid-sized manufacturer and distributor of plastic bags and plastic products.  Based on the environmental claims made by the maker of the additive used in our plastic products, we believe these plastic products, when discarded in soil, will decompose into simple materials found in nature, leaving no toxic or visible residue in 12-24 months. Perf Go Green uses oxo-biodegradable additives, recycled post-consumer and post-industrial plastics and a proprietary application method to produce the film for its plastic products. When discarded in landfills, they decompose into CO2, water and biomass.

PerfPower™ Alkaline Batteries
Perf Go Green has launched PerfPower™ Alkaline Batteries that are free of lead, mercury and cadmium.  Our batteries are manufactured by Linythuatai Battery Co., Ltd. (“LBC”).  LBC has tested our batteries and found that our products are lead, mercury and cadmium free.  PerfPower™ Batteries are made with recycled materials and the packaging is made with 100% recycled materials.  We are offering the first free recycling initiative for PerfPower™ Batteries at www.irecycled.com. Perf Go Green has partnered with Battery Solutions, Inc. of Howell, Michigan and the US Postal Service in our free recycling initiative.  SGS-CSTC Chemical Laboratory has tested our battery line and certified that our batteries are RoHS Compliant.

Perf Go Clean™ Cleaning Products
Our line of five all natural and sustainable cleaning products, Perf Go Clean™  debuted in the marketplace in June 2009. Our cleaning products are exclusively manufactured by Inventek Colloidal Cleaners, Inc. which are pharmaceutical grade and biobased certified. We are in the process of obtaining certification of these claims from NSF International, an independent not-for-profit certification agency that is committed to making the world a safer place for consumers by establishing standards and certification. Perf Go Green has put the power of nanotechnology in a formula of plant-based ingredients that effectively and safely clean. The Perf Go Clean™ packaging materials are made with recycled materials and are 100% recyclable. Perf Go Clean™ Cleaning Products are made in the USA.

The Market Place and Opportunity

According to a survey conducted by Landor Associates (2008), the American population no longer views the issues surrounding green as the concern of a small number of environmental fanatics living on the outskirts of society. Green has become an issue for all Americans and they are changing their individual behaviors to contribute to the solution. As green becomes more personal, consumers expect demonstrations of a similar commitment and concern from corporate America, the media and the government.

The need to control and reduce plastic waste worldwide presents a compelling challenge. According to a recycling study conducted by the University of Oregon, over 16 million tons of plastic waste is generated annually in the U.S.  Only 2.2% of all plastics are currently recycled with the other 97.8% ending up in landfills.  These plastic products can take up to 1000 years to breakdown.  In the U.S., 18 billion disposable diapers end up in landfills each year.  These diapers take about 500 years to breakdown.  An estimated 500 billion to one trillion new plastic bags are used annually; this breaks down to more than one million plastic bags a minute.

According to the AARP, 40 million baby boomers have gone green.  A study by Accenture done in October 2007 found that two-thirds of consumers would pay a premium for green products.

A study conducted by BDO Seidman, LLP in October 2007 found that 83% of the largest retailers, including companies such as Nike, Gap, Sears, Wal-Mart, Target and IKEA are involved in green practices. The majority of these companies are pursuing a combination of selling green products and improving operations and facility efficiencies.

Competitive Landscape

Perf Go Green Plastic Products

Glad and Hefty have yet to announce or market biodegradable plastic trash bags. We believe these companies will be our strongest competitors as each are well-capitalized, have high brand recognition, highly recognizable packaging and split 75% of the shelf space allotted to plastic products in most retail stores.

According to our research, the only other biodegradable or compostable trash bags currently marketed, such as Compost-A-Bag, Al-PACK, BioBag and Econogreen suffer from low consumer awareness, weak packaging, and overall minimal brand presence in big box retailers.   Seventh Generation trash bags are made from recycled plastics, with a 55% minimum total recycled content according to its packaging.  Other bags marketed as biodegradable fall short of our goal of using recycled plastic that is biodegradable, disappearing in landfill in 12-24 months with extra strength at .9 and 1.0 mil.

We believe our packaging speaks to the customer in a smart and meaningful way.  Our packaging is designed to give our products a strong and distinctive presence on the shelves of our customers.

Perf Power Alkaline Batteries

The U.S. alkaline battery market is forecast to increase to $14.9 billion through 2011 and global sales are currently estimated $55 billion.  The market is segmented into premium, performance and price brands. Premium batteries include Duracell and Energizer.  Our PerfPower™ battery is considered a performance battery.  We believe we are the first and only company to offer free recycling.

In 2006, California became the first State to ban alkaline batteries from landfills.  We believe other states and municipalities will follow.

We believe battery recycling is important because: (i) mining of metals is expensive and a major pollutant to the environment, (ii) steel, zinc and other metals can be recycled over and over without losing its properties and reduces the need to mine for metals that are available, and (iii) according to the Commission on the European Communities, recycling zinc from alkaline batteries consumes 22.7% less energy than extracting zinc from primary sources.

We offer an effective method to reduce waste, reclaim valuable resources such as steel and zinc from alkaline batteries at no charge to the customer.  While providing our customers a high performance battery that meets or exceeds other products in the market. We believe the market is ripe for this type of battery recycling program.

Perf Go Clean Cleaning Products

Perf Go Clean™ cleaning products will be in competition with Method, Green Works distributed by Clorox, Green Essentials, distributed by Arm & Hammer and other emerging brands. We believe our natural and sustainable plant ingredient sets Perf Go Clean™ apart from the others.

Methods of Competition

We compete with distributors, both within and outside the United States in the sale of biodegradable plastic products, alkaline batteries and all natural cleaning products. Principal methods of competition include quality of products, brand presence of retailers, pricing, range of products and product design features.

Marketing and Sales Objectives and Strategies

The Company continues to secure placement, premier featuring and exposure with “brand-making” retailers across the country. We have in place thirty representative firms that give will us reach to major national retailers in the U.S. and Canada.

A combination of brand building messages are being delivered through several marketing and advertising vehicles, including television, radio, national print, online marketing and search engine optimization, and retail store promotions. We started off our first quarter of 2009 with the Retailers Choice Award from the National Hardware Show.  This award joins the award we received in 2008 at the Chicago International Housewares Show Design Defined Honoree.

We continue to receive valuable publicity in national long lead magazines with features such as “O” At Home, Red Book, Parenting Magazine to name just a few.  We are building our on-line social media outreach with daily hits on well known websites.

We have launched the “Perf Go Green Hour with Dr. Pat Baccili, Talk Radio to Thrive By.” This is a national and internationally syndicated show. This hour, entitled “Green By Choice” will focus on the Greening of the Environment will feature well known guests that are making a difference by creating solutions, products and services that enable people to make educated choices about living an eco-friendly life.

We have developed a multi-level distribution strategy with our accounts that includes selling direct to large dealers and distributors as well as to broad line and value-added distributors for all of our product categories.

The PerfPower™ Battery marketing plan focuses on targeting supermarket and drug store chains, national distributors as well as home shopping channels.

Perf Go Clean™ will focus on acquiring shelf space at all of our current retailers and present as part of the Perf Go Green family of products.

Green 21.0 Foundation

We have established the Go Green 21.0 Foundation that brings another level of awareness to our products. Go Green 21.0 will foster and promote green initiatives around the world with the help of schools, communities and individuals wanting to make a difference. We will capitalize and fund Go Green 21.0 with a percentage of our profits and shares of our common stock while seeking sponsorships with like-minded brands, associations and institutions.  Our first green initiative was rolled out at the Pilgrim School as a result of our January Los Angeles marketing initiatives with NBC and The Earth Dome. The Pilgrim School used Perf Go Green 13 Gallon Trash Bags as a fund-raiser. The children were able to sell enough product to give their school solar panels for the roof on the school. The education piece included Perf Go Green media and educational materials. This initiative and several other Earth Day projects gained press for the brand. The 21.0 Foundation has joined in partnership with the Green Education Network, an on-line green education initiative with national and global reach.

Patents and Trademarks

We presently hold a registered patent in the United States on the unique dispensing system utilized for our trash container liners.  The dispensing system includes a ridge box containing a supply of liners in the form of a cylindrical roll of a continuous strip of liners.  The liners extend through an open slot in the top of the box and the inner most liner of the roll is securely attached to a cylindrical spindle on which the liners are wound.  The dispenser also includes a reinforcing insert in the form of a piece of sheet rock in a U-shape partially surrounding the role of liners.  The box is detachably secured to the bottom of the trash container and the spindle is dimensioned so as not to pass through the slot.  Accordingly, when the last line in the box is used and removed from the container, the box is removed as well.  We also own (together with Ben Tran, a principal of Spectrum and a former Director of our Company) a patent application which is currently pending in the United States Patent and Trademark Office which covers a roll of plastic bags having integral handles and which can also be used to close each bag.  Both the patent and patent application are owned by the Company by assignment from Tracy Productions, LLC of which our Chief Executive Officer, Anthony Tracy, is a principal.

In addition, we are the exclusive licensee, for biodegradable plastic bags of the trademark “PERF”.  We own certain trademark registrations and presently have several trademark applications pending in the United States Patent and Trademark Office and trademarks.  Below is a chart summarizing our pending trademark registrations and  applications.

MARK	SERIAL NO.	REG. NO.	FILING DATE	DESCRIPTION
BIODEGRADABLE BY NATURE GREEN BY CHOICE	77/390,864		February 7, 2008	Plastic sheeting for use as drop cloths
Drinking straws
BIODEGRADABLE BY NATURE GREEN BY CHOICE	77/977,325		February 7, 2008	Trash bags, trash can liners; lawn and leaf disposal bags; disposable diapers
Disposable trash bag dispenser; disposable kitty litter bag dispenser; beverage stirrers
GO GREEN & DESIGN	77/390,510		February 7, 2008	Trash bags; trash can liners; lawn and leaf disposal bags; disposable diapers
Plastic drop cloths
Drinking straws
Disposable trash bag dispenser; disposable kitty litter bag dispenser; beverage stirrers
GLOBAL COOLING	77/418,766		March 11, 2008	Disposable diapers; plastic bags for disposal of pet waste; plastic bags for disposal of trash; plastic bags for disposal of lawn clippings and leaves; general purpose plastic bags
Plastic sheeting for use as drop cloth
GO GREEN (Green Stylized)	77/390,475		February 6, 2008	Trash bags; trash can liners; lawn and leaf disposal bags
Plastic sheeting for use as drop cloths
Drinking straws
Disposable trash bag dispenser; disposable kitty litter bag dispenser; beverage stirrers
GREEN FUTURE	77/418,792		March 11, 2008	Disposable diapers; plastic bags for disposal of pet waste; plastic bags for disposal of trash; plastic bags for disposal of lawn clippings and leaves; general purpose plastic bags
Plastic sheeting for use as drop cloth
GREEN GENERATION	77/418,777		March 11, 2008	Disposable diapers; plastic bags for disposal of pet waste; plastic bags for disposal of trash; plastic bags for disposal of lawn clippings and leaves; general purpose plastic bags
Plastic sheeting for use as drop cloth
HELPING OUR PLANET, ONE DIAPER AT A TIME	77/390,838		February 7, 2008	Disposable diaper
HELPING OUR PLANET, ONE BAG AT A TIME	77/390,833		February 7, 2008	Trash bags; trash can liners; lawn and leaf disposal bags
PERF (Stylized in Red)	77/390,425		February 6, 2008	Trash bags; trash can liners; lawn and leaf disposal bags; disposable diapers
Plastic sheeting for use as a drop cloth
Drinking straws
Disposable trash bag dispenser; disposable kitty litter bag dispenser; beverage stirrers
PERF*	78/892,604	3,360,802	May 25, 2006	Disposable trash bag dispenser; disposable kitty litter liner bag dispenser
PERFPOWER	77/590,916		October 11, 2008	Batteries
STRONGER SMARTER SUSTAINABLE	77/550,623	3,601,779	August 19, 2008	Plastic bags for disposal of trash
DOGGIE DUTY	77/590,913		October 11, 2008	Plastic bags for disposal of pet waste

___________________________
*The trademark PERF is owned by Tracy Productions, LLC.

Government Regulation

We are subject to a variety of federal, state and local government regulations.  Our business is subject to local, state and federal laws and regulations concerning environmental, health and safety matters, including those relating to air emissions, wastewater discharges and the generation, handling, storage, transportation, treatment and disposal of hazardous materials. We believe we are in substantial compliance with all applicable laws and regulations. In addition, the manufacture, sale and use of biodegradable plastic products are subject to regulation by the U.S. Food and Drug Administration (the “FDA”) as well as other federal and state agencies. The FDA’s regulations are concerned with substances used in food packaging materials, not with specific finished food packaging products. Thus, food and beverage containers are in compliance with FDA regulations if the components used in the food and beverage containers: (i) are approved by the FDA as indirect food additives for their intended uses and comply with the applicable FDA indirect food additive regulations; or (ii) are generally recognized as safe for their intended uses and are of suitable purity for those intended uses. We may develop additional products, including food packaging products.  Additionally, we advertise our products as biodegradable and must conform with the Federal Trade Commission’s Guides for the use of Environmental Marketing Claims.  The formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our cleaning products and battery lines are subject to extensive regulation by various federal agencies, including the FDA, the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the Environmental Protection Agency (“EPA”), and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold.  Our team works closely with our third-party manufacturers on quality related matters while we monitor their compliance with FDA regulations and perform periodic audits to ensure such compliance.  If we or our manufacturers fail to comply with applicable regulations, we could become subject to significant claims or penalties or be required to discontinue the sale of the non-compliant product, which could have a material adverse effect on our business, financial condition and results from operations.  In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant additional compliance costs or discontinuation of product sales and may also have a material adverse effect on our business, financial condition and results from operations.

Certain of our household cleaning products are considered pesticides under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”).  Generally speaking, any substance intended for preventing, destroying, repelling, or mitigating any pest is considered to be a pesticide under FIFRA.  We market and distribute certain cleaning products which make antibacterial and/or disinfectant claims.  Due to the antibacterial and/or disinfectant claims on certain of these products, such products are considered to be pesticides under FIFRA and are required to be registered with the EPA and contain certain disclosures on the product labels.  In addition, the contract manufacturers from which we source these products must be registered with the EPA.  Our cleaning products that make antibacterial and/or disinfectant claims are also subject to state regulations and the rules and regulations of the various jurisdictions where these products are sold.

Research and Development

We have not incurred any significant expenditures in research and development since inception.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

As of June, 2009, we had twelve employees.  None of our employees are represented by a labor union, and we consider our employee relations to be excellent.

Item 2.	Description of Property.

On October 1, 2008, we entered into a five year lease agreement for executive office space at 12 East 52nd Street, 4th Floor, New York, New York 10022 in which we are presently located.  This office is approximately 2,700 square feet. The rent on such space is presently $198,000 in the first year escalating to approximately $223,000 in the fifth year.  The Company is obligated to pay an electricity adjustment and real estate taxes on this space.  We currently sublease certain office space in Westport, Connecticut.  This office is 1,500 square feet and is leased on a month-to-month basis with rent of $1,500 for the month.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

In May 2009, the Company received the written consent of the holders of a majority of its outstanding common stock: (a) increasing the number of authorized shares of common stock from 100,000,000 shares of common stock to 250,000,000 shares of common stock and (b) approving the Company’s 2008 Share Incentive Plan.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock was approved for trade on the Over the Counter Bulletin Board (“OTC-BB”) and is quoted under the symbol “PGOG.”  Our common stock has been listed on the OTC-BB since July 2007.

	High	Low
Year Ended March 31, 2009:
1st Quarter	$3.08	$1.26
2nd Quarter	1.74	0.85
3rd Quarter	1.07	0.21
4th Quarter	0.64	0.22

	High	Low
Year Ended March 31, 2008:
1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A
4th Quarter	N/A	N/A

As of July 9, 2009, there were 42 holders of record of our common stock, and the closing sales price of our common stock as reported on the OTC-BB was $0.38.

Dividend Policy

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

Transfer Agent

The transfer agent for the common stock is Island Stock Transfer.  The transfer agent phone number is 727-289-0010.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of March 31, 2009.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	7,773,600	1.51	2,236,400

Equity compensation plans not approved by security holders	2,246,666 (1)	0.50	-

Total

(1)	Represents warrants issued to the placement agent in connection with our private placement offering effectuated in May and June 2008.

Recent Sales Of Unregistered Securities

On June 6, 2008, the Board of Directors approved the issuance of 50,000 shares of its common stock to Robert Hantmann, an attorney providing legal services to the Company.  The shares are to be issued under the 2008 Share Incentive Plan.

On March 20, 2009, the Company issued Star Funding, Inc. warrants to purchase 800,000 shares of its common stock at an exercise price of $1.00 in connection with a supply agreement and factoring agreement.

On April 1, 2009, the Company agreed to issue Joseph Tracy 75,000 shares of its common stock at a price per share of $0.50 under the Company’s 2008 Share Incentive Plan, subject to the approval of the Company’s Board of Directors.

In April 2009, the Company issued Excalibur Limited Partnership 250,000 shares of its common stock under the Company’s 2008 Share Incentive Plan for certain consulting services.

On April 27, 2009, the Company issued Optimus Solutions Consulting 130,400 shares of its common stock under the Company’s 2008 Share Incentive Plan for certain consulting services.

On May 27, 2009, the Company agreed to issue BGR Government Affairs, LLC (“BGR”) $10,000 dollars of the Company’s Common Stock per month during the term of the Company’s consulting agreement with BGR, subject to the approval of the Company’s Board of Directors.  The Shares shall be issued under the Company’s 2008 Share Incentive Plan.

On June 1, 2009, the Company agreed to issue PR Financial Marketing, LLC 300,000 shares of its common stock and options to purchase an additional 200,000 shares of its common stock at an exercise price of $0.75 per share under the Company’s 2008 Share Incentive Plan in consideration for certain consulting services, subject to the approval of the Company’s Board of Directors.

On June 15, 2009, the Company agreed to issue Frank Seyer 100,000 shares of its common stock at a price per share of $0.50 under the Company’s 2008 Share Incentive Plan in consideration for certain consulting services, subject to approval of the Company’s Board of Directors.

On June 25, 2009, Perf-Go Green Holdings, Inc. (the “Company”) entered into a Distributor/Blenders Agreement with Inventek Colloidal Cleaners, Inc. (“Inventek”) under which Inventek has granted the Company the exclusive right to sell certain colloidal-based biodegradable cleaning products invented and manufactured by Inventek.  The products shall be purchased at the prices set forth on Exhibit A to the agreement which is included as an exhibit to this Form 10-K.  In consideration of the foregoing, the Company has an outstanding commitment under the agreement to issue up to 2,000,000 shares of its commons tock to Inventek and warrants to purchase an additional 2,000,000 shares of its common stock with an exercise price of $0.50 per share, subject to the approval of the Company’s Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Forward Looking Statements

Some of the statements contained in this Report on Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Report on Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

2. Our ability to generate customer demand for our products;

3. The intensity of competition; and

4. General economic conditions.

All written and oral forward-looking statements made in connection with this Report on Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Since our common stock is considered a “penny stock” we are ineligible to rely on the safe harbor for forward-looking statements provided in Section 27A of the Securities Act and Section 21E of the Exchange Act.

Overview

Background and History; Share Exchange

Perf-Go Green Holdings, Inc., (“Holdings”) formerly known as ESYS Holdings, Inc. (“ESYS”) and La Solucion, Inc., (collectively known as the “Company”) was incorporated in Delaware in April 2005. Its business was originally intended to provide assistance to the non-English speaking Hispanic population in building and maintaining a life in North Carolina but it did not establish operations in connection with its business plan.

On May 13, 2008, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with Perf-Go Green, Inc. (“Perf-Go Green”), a privately-owned Delaware corporation and its stockholders pursuant to which the Company acquired all of the outstanding shares of common stock of Perf-Go Green.  Perf-Go Green was originally incorporated as a limited liability company on November 15, 2007 and converted to a “C” corporation on January 7, 2008.  As consideration for the Share Exchange, the Company issued an aggregate of 21,079,466 shares of common stock, $0.0001 par value (the “Common Stock”), for the 20,322,767 Perf-Go Green shares outstanding (a 1.03:1 exchange ratio), to the Perf-Go Green stockholders resulting in a change in control of the Company with Perf-Go Green stockholders owning approximately 65% out of a total of 32,279,470, and the former stockholders of the accounting acquiree owning 11,200,004 shares, of the Company’s outstanding common stock at the date of the Share Exchange.  In addition, the directors and officers of Perf-Go Green were elected as directors and officers of the Company.  As a result of the Share Exchange, the Company has succeeded to the business of Perf-Go Green as its sole business.

The accounting for the Share Exchange, commonly called a reverse acquisition, calls for Perf-Go Green, to be treated as the accounting acquirer.  The acquired assets and assumed liabilities of the Company were carried forward at their historical values, which approximated fair value.  Perf-Go Green’s historical financial statements, after the restatement the audited consolidated financial statements, are carried forward as those of the combined entity.  The common stock and per share amounts have been retroactively restated the earliest period presented to reflect the Share Exchange.

Business, Products and Plans

Our Perf Go Green Brand represents an environmentally friendly “green” company. Our mission continues to be the development and global marketing of eco-friendly, non-toxic, food contact compliant, biodegradable plastic products and other everyday green products that help ensure healthy environments and vibrant communities for families, individuals, children and pets.

The Perf Go Green Products include:

Biodegradable Trash Bags (retail & commercial)
Biodegradable Plastic Drop Cloths
Biodegradable Doggie Duty™ Bags & Cat Pan Liners
PerfPower™ Alkaline Batteries
Perf Go Clean™ Cleaning Products

After launch of our Perf Go Green Biodegradable trash bags, availability has expanded nationwide throughout 25,000 locations in supermarkets, hardware, and drug store chains. The additional launch of Perf Go Green pet products, biodegradable doggie duty bags and cat pan liners, is increasing growth into hardware chains and independent pet stores across the country.  In addition, PerfPower™ Batteries and Perf Go Clean Products™ are now being introduced and offered to our current retailers.

A combination of brand building messages are being delivered through several marketing and advertising vehicles, including television, radio, national print, online marketing and search engine optimization, and retail store promotions. We started off our first quarter of 2009 with the Retailers Choice Award from the National Hardware Show.  This award joins the award we received in 2008 at the Chicago International Housewares Show Design Defined Honoree.

The Company’s activities have included capital raising to support its business plan, recruiting board and management personnel, establishing sources of supply and customer relationships.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises,” and is subject to the risks associated with activities of development stage companies.  While we have raised a significant amount of financing in connection with the Share Exchange, our operations are unproven and therefore it is not certain that we will have sufficient cash to continue our activities for the coming twelve months.  We currently do not have any commitments for new funding.

Recent Financings

The Company completed the following financings during the period from November 15, 2007 (inception) to March 31, 2009:

Equity Financing - In December 2007, prior to its merger with Perf-Go Green, Inc., Perf-Go Green Holdings, Inc. (the accounting acquiree) raised $2,100,000 in proceeds in the private placement of 4,200,000 common shares and warrants to purchase 4,200,000 shares of the Company’s common stock.  This financing was not conditioned on the reverse acquisition and was done to enhance the ability of the accounting acquiree to consummate a reverse merger transaction.  In June 2008, the warrants were reissued to conform to the same terms as the Warrants in the Convertible Debenture and Warrants financing described below and in Note 6 to the audited consolidated financial statements. In March 2009, the Company re-priced the above warrants, and issued an additional 4,200,000  warrants at $.50 per share to these investors.  These warrants have the same anti-dilution provision discussed below, and this issuance relates to the anti-dilution provision.  The warrants have immediate vesting, and the same net cash settlement provisions as the  warrants issued to the convertible debenture holders.  As a result, the Company recorded $1,295,904 in derivative expense for the period ended March 31, 2009 related to these warrants for the re-pricing and additional warrants issued.

Bridge Notes and Warrants - In January and February 2008, Perf-Go Green, Inc. raised an aggregate $750,000 proceeds through the sale of secured convertible notes (“Bridge Notes”) together with warrants to purchase 1,500,000 shares of the Company’s common stock. The Bridge Notes, together with approximately $11,000 of accrued interest, were converted into 1,579,466 shares of the Company’s common stock in March 2008.  In March 2009, the Company re-priced the above warrants, and lowered the exercise price from $.75 per share to $.69, and issued an additional 145,010 detachable warrants, as further described further in Note 7 to the audited consolidated financial statements.

Convertible Debentures and Warrants - In connection with the Share Exchange, on May 13, 2008 and June 10, 2008, the Company raised an aggregate $5,950,000 proceeds a private placement of its senior secured convertible debentures in the principal amount of $5,950,000 and warrants to purchase 7,933,333 shares (“initial warrants”) of the Company’s common stock as described further in Note 7 to the audited consolidated financial statements.  The warrants are subject to adjustment for certain anti-dilution provisions.  Additionally, during fiscal year 2009, we re-priced the initial warrants to $.50 per share and issued an additional 10,800,000 and 7,933,333 warrants to the equity investors on the same terms as the initial warrants above. The 7,933,333 additional warrants were issued as a result of the anti-dilution provision.

Because of the net cash settlement features, and variability of the conversion option in the Convertible Debentures, all of the above Warrants, the conversion option, and the warrants that were re-issued in May 2008 to the December 2007 equity investors, together with certain placement agent warrants all as discussed in Note 6 to the audited consolidated financial statements, these instruments are considered derivative liabilities and are marked-to-market each reporting period.  The additional warrants that were granted to the equity investors above was deemed to be a substantial modification of the above debentures, and resulted in an extinguishment of the debentures.  As a result, we recorded a 4,578,112 loss on extinguishment of debt related to the issuance of the additional warrants above, as well as a debt discount of $1,336,320.

In March 2009, for no additional consideration to the Placement Agent, the Company re-priced the above warrants to $.50 per share and issued an additional 1,213,333 warrants for $.50 per share. These warrants have the same anti-dilution provisions as the warrants issued to the convertible debt investors, and accordingly, this issuance relates to that provision     Because the above  warrants have the same variable exercise price feature, and cash settlement provisions, as the Investor Warrants described above, these warrants are also considered derivative liabilities. As such, their fair value at inception of approximately $1,394,000 was charged to derivative liability expense and this amount is required to be marked-to-market at each reporting period.  The additional warrants and re-pricing resulted in additional derivative expense of $374,372 for the period ended March 31, 2009.

In March 2009, we issued 800,000 warrants at $1.00 per share as part of a credit facility to a  lender. These warrants have the same net cash settlement features as the above warrants, and accordingly, as more fully described in note 6 to the audited consolidated financial statements, were recorded as a derivative liability.

Financial Condition, Liquidity and Capital Resources

As indicated in the accompanying audited consolidated financial statements, at March 31, 2009, the Company had  $-0- cash and $15,345,579 in negative working capital and a stockholders’ deficit of $13,925,803.

For the period ended March 31, 2009, the Company had a loss from operations of $22,210,472 (and a net loss of $32,876,813) and utilized $7,359,939 of cash in operating activities. Further, losses from operations are continuing subsequent to March 31, 2009 and the Company anticipates that it will continue to generate significant losses from operations for the near future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Our cash flow projections presently indicate that projected revenues will not be sufficient to fund operations over the coming twelve months. As such, we will need to raise additional financing or take other measures during fiscal year March 31, 2010 in order to continue our operations. To that end, the Company has entered into a working capital loan facility, based on accounts receivable and inventory, for up to $10,000,000 of debt financing. However, as a company that has just recently emerged from the development stage, our ability to accurately project revenues and expenses can be significantly impacted by unforeseen events, developments and contingencies that cannot be anticipated. As such, there can be no assurance that management’s plans to raise additional financing will be successful or sufficient in order to sustain our operations over the coming twelve months. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result if we are unable to continue as a going concern.

We currently have no material commitments for capital expenditures.

Results of Operations

We began operations on November 15, 2007 and emerged from the development stage during the three months ended September 30, 2008 as we commenced principal operations and generated significant revenues. Our activities during the period ended March 31, 2009 have included capital raising (resulting in the debt and equity-based financing described in Recent Financings above), development and marketing of our biodegradable plastic products, development of mass market product distribution networks for the intended distribution of the products, recruiting personnel, development of an infrastructure to support the planned business and commencement of revenues.

Our results of operations for the periods ended March 31, 2009 and for the period November 15, 2007 (inception) to March 31, 2008 are as follows:

	March 31, 2009	November 15, 2007 to March 31, 2008
Revenues	$1,743,340	$-0-
Loss from operations	(22,210,472)	(627,025)
Other (expense)	(10,666,341)	(797,990)
Net (loss)	$(32,876,813)	$(1,425,015)

Revenues for the period ended March 31, 2009 reflected initial shipments to new customers Walgreens and CVS Pharmacy as well as sales to a variety of smaller customers.

Loss from operations is driven by general and administrative costs of $22,734,129 and $627,025 for the year ended March 31, 2009 and for the period November 15, 2007 (inception) to March 31, 2008, respectively. Included in general and administrative costs for the period ended March 31, 2009 are non-cash charges for stock compensation of  $16,319,657, including stock compensation for employees, officers, and directors of $13,148,682, and $856,483 to various consultants, respectively.  Additionally, we issued 939,194 shares of common stock to employees and consultants and recognized $2,314,492 in consulting expense for the period ended March 31, 2009. The large amount of stock compensation results from the fact that the majority of the stock options and common stock during the period ended March 31, 2009 contain immediate vesting provisions and therefore were expensed in full during the period.  We expect to incur significant increases in stock-based compensation as we issue additional options and stock grants to employees, directors, officers and consultants.  Stock-based compensation for the period November 15, 2007 (inception) to March 31, 2008 was negligible and related to stock issued to founders of $1,880.

Other general and administrative expenses excluding stock-based compensation consisted of the following for the periods ended March 31, 2009 and for the period November 15, 2007 (inception) to March 31, 2008:

	March 31, 2009	November 15, 2007 to March 31, 2008
Salary expense and related	$1,294,338	$627,025
Advertising	908,004
Investor relations & marketing	1,659,462
Legal and professional	557,594
All other general & administrative	1,995,058
	$6,414,456	$627,025

We expect that our operating expenses, to the extent we have cash to fund them, will continue to increase in subsequent quarters as we focus our attention on expanding our product introduction, marketing, investor and public relations and investments in our operating infrastructure.

Other income (expense) includes the following:

	March 31, 2009	November 15, 2007 to March 31, 2008
Derivative liability expense at	$(27,980,162)	$-0-
Change in value of derivative liability	26,217,330	$-0-
Loss on debt extinguishment	(4,578,112)
Damages accrued under registration rights agreement	(892,500)	$-0-
Amortization of debt discount	(2,234,441)	$-0-
Amortization of debt issuance costs	(715,296)	$-0-
Interest expense and amortization	(521,200)	(798,381)
Interest income	38,040	391
Total other expense	$(10,666,341)	$(797,990)

Derivatives – As discussed further in Notes 6 to the audited consolidated financial statements, the Company issued Convertible Debentures and Warrants which contain features that have variability in the conversion or exercise price and, with respect to the Warrants, contain a settlement in cash feature if sufficient registered shares cannot be delivered upon exercise of the Warrant. As such, these instruments are accounted for as derivative liabilities because (a) the ultimate amount of shares which we could be required to issue is not known and may increase significantly and (b) we could have to pay cash to the warrant holders for the market value of the shares underlying the warrants. As Derivative liabilities, these uncertainties are reflected as obligations of the Company until they are resolved through conversion, exercise or expiration. In addition, warrants issued to a placement agent, and warrants that were issued to replace warrants issued to investors in the December 2007 equity financings at the accounting acquiree, have the same features and are also accounted for as derivative liabilities.  Additionally, in March 2009 additional warrants were issued as part of the above anti-dilution provisions to the convertible debt holders, the placement agent, as well as certain equity investors.   Derivative liability expense for conversion feature of convertible debt, re-pricing of warrants and other warrants of $27,980,162 results from the fair value of these derivative instruments, less the amount allocated to the related convertible debt as debt discount, and the amounts allocated to deferred finance costs, at inception.  As a result of the re-pricing of the warrants, and additional warrants issued, the Company determined that a substantial modification of the debentures had occurred, and recorded a loss on debt extinguishment of $4,578,112 for the period ended March 31, 2009.  Additionally, the Company recorded $1,670,276 in derivative expense associated with the debt extinguishment.

Fair value accounting requires that these derivative liabilities be marked-to-market at each reporting period and therefore, since the underlying market price of the stock generally decreased from the prices used at inception (ranging from $1.48 at inception to $.38 per share at March 31, 2009) the Company recorded other income for the aggregate change in value of these derivative liabilities of $26,217,330 for the period ended March 31, 2009. Each reporting period, a charge or credit will be recorded for the change in fair value these derivative liabilities. The principal driver of the charge or credit going forward will be the market price of the Company’s common stock. Specifically, if the market price of the Company’s common stock increases from the prior quarter, the fair value of the derivative liability would increase and conversely, if the market price of the Company’s common stock decreases from the prior quarter, the derivative liability would decrease. An additional driver of the liability going forward could be any additional shares which could become issuable if we trigger certain anti-dilution provisions, for example if we did a dilutive financing.

Registration Rights Agreement – Under a registration rights agreement, the common stock underlying the conversion feature of the Convertible Debentures and the Warrants is required to be registered and maintain such registration. The Company can be assessed liquidated damages, as defined in the related agreements, for the failure to file a registration statement in a certain timeframe or for the failure to obtain or maintain effectiveness of such registration statement. Such penalties are generally limited to approximately $893,000 in the aggregate. Because obtaining and maintaining effectiveness of the registration statement is not within the Company’s control, the Company has concluded to record a liability for approximately $893,000 representing the liquidated damages that may be assessed if the Company fails to satisfy its registration obligations. The Company’s registration  statement  was  declared  effective  on  February 10, 2009  at  which  time  an  aggregate of approximately $225,000 of liquidated damages, before interest thereon, had accrued under the agreement. If the Company ultimately concludes that it can maintain effectiveness of the registration statement, the remaining liability would be reversed.

Interest expense and amortization of debt discount – The Company accrues interest on the face amount of the convertible debentures at 10% per annum, and is payable quarterly in cash or equity.  For the period ended March 31, 2009, the Company recognized $473,295 in interest expense related to the convertible debentures. The debt discount is amortized into interest expense for any conversions of the debentures based on the pro-rata amount of debenture converted to total debt.  For the period ended March 31, 2009, the Company amortized $344,355 into interest expense for conversions during 2009.   For the period ended March 31, 2009, the Company recognized $2,234,441 in interest expense related to debt discount amortization. The amortization of debt discount represents the amortization of the entire proceeds, $5,950,000 of the Convertible Debentures and Warrants, which was allocated to debt discount, over the three year life of the Convertible Debentures.  Additional amortization was recorded related to the debt discount discussed above.

Interest income – Consists of interest earned on bank deposits and deposits in an institutional money market fund with a broker-dealer.

Contractual Arrangements

Significant contractual obligations as of March 31, 2009 are as follows:

		Amount Due in

Type of Obligation	Total Obligation	Less than 1 year	1 to 3 years	4 to 5 Years	More than 5 years
Convertible Debentures (1)	$5,190,000	$-	$5,190,000	$-	$-
Derivative liabilities (2)	2,908,000	2,908,000	-	-	-
Facility lease (3)	1,033,000	198,000	628,000	207,000
Employment contracts (4)	1,968,000	791,000	1,177,000
Total	$11,099,000	$3,897,000	$6,995,000	$207,000	$-

(1)	See Note 6 to audited consolidated financial statements for additional information.

(2)	See Note 6 to audited consolidated financial statements for additional information.

(3)	See Note 11 to audited consolidated financial statements for additional information on the lease for the Company’s executive office.

(4)	See Note 11 to audited consolidated financial statements for additional information. Amounts include annual increases but not annual bonus eligibility.

(5)	Excludes commitments under an employment agreement with an officer entered into in January 2009, see Note 11 to audited Consolidated Financial Statements.

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

At March 31, 2009, we had derivative instruments principally related to our issuance of Convertible Debentures and Warrants as discussed further in Note 6 to the audited consolidated financial statements.  The Convertible Debentures and Warrants have features which make their conversion or exercise price variable and the Warrants contain provisions calling for cash settlement in certain circumstances. As of March 31, 2009, we have a derivative liability of $15,381,809.  The decrease in the derivative liability from inception represents the decrease in the market price of our stock during fiscal year 2009, as evidence by income of $26,217,330 in change in fair value of the derivative liabilities.  This was offset by increases in the derivative liability related to the issuance of additional warrants to investors, and the re-pricing of these warrants, as discussed in note 6 to the consolidated audited financial statements.

Recent Accounting Pronouncements

Effective April 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurement (“SFAS 157”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.  In accordance with the provisions of FSP No. FAS 157-2, Effective Date f FASB Statement No. 157, the Company elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until April 1, 2009.  The Company is evaluating the impact, if any, this Standard will have on our consolidated non-financial assets and liabilities.

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

The Company’s financial assets and liabilities measured at fair value on a recurring basis include those securities classified as cash and cash equivalents on the unaudited condensed consolidated balance sheet.  All securities owned are valued under the first tier of the hierarchy where the assets are measured using quoted prices in active markets.

On April 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The adoption of SFAS No. 159 did not have any material impact on the Company’s consolidated financial statements.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Financial Statements.

The consolidated financial statements and supplementary data required by this item are included in this annual report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We dismissed Webb & Company, P.A. (“Webb”) as our principal accountant and we appointed Berman & Company, P.A. (“Berman”) as our new independent registered public accounting firm on May 13, 2008.  Webb’s report on our financial statements for fiscal year 2007 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern.  The decision to change accountants was recommended and approved by our Board of Directors.

During fiscal year 2007, and the subsequent interim period through May 13, 2008, there were no disagreements with Webb on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Webb, would have caused them to made reference to the subject matter of the disagreement(s) in connection with their report, nor were there any reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-K.

We engaged Berman as our new independent registered public accounting firm as of May 13, 2008.  During fiscal year 2007, and the subsequent interim period through May 13, 2008, we nor anyone on our behalf engaged Berman regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

Item 9A(T).	Controls and Procedures.

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

The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures under the supervision of and with the participation of management, including the Chief Executive Officer and our Acting Chief Financial Officer as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that our disclosure controls and procedures are not fully effective.  We have identified certain material weaknesses in the Company’s ability to timely and accurately generate the needed information to fully comply with its reporting requirements.  We have recently begun reporting as a public company and are in the process of obtaining the assistance needed to generate financial statements and reports to be filed with the Securities and Exchange Commission which fully comply as to required contents and which can be provided on a timely basis.  In addition, the recent departure of our Chief Financial Officer has hampered this effort.

(b) Changes in Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act (“ICFR”). Our ICFR should be designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The failure to maintain effective ICFR could result in a deficiency or deficiencies in internal controls such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

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

Our current management acknowledges that they are responsible for establishing and maintaining effective internal control over financial reporting for the Company. Because of the abbreviated period of approximately ten months during which the Company, operating as Perf-Go Green, Inc., was a reporting company during the year ended March 31, 2009, management had not completed, as of March 31, 2009, an assessment of the Company’s internal control over financial reporting under a recognized control framework.   That assessment process is ongoing and will be completed during the fiscal year ending March 31, 2010. Accordingly, the Company will include management’s required and formal report on its assessment of the effectiveness of the Company’s internal control over financial reporting in its annual report for that period.

Management has remediated and/or identified the following material weaknesses in the Company’s ICFR set forth below during the period covered by this report. Management has taken and continues to take steps required, in its opinion, to correct these deficiencies.

Financial Statements for Perf-Go Green, Inc.

The financial statements of Perf-Go Green, Inc., a private company that we acquired in a reverse acquisition in May 2008, included in our Form 8-K filing on May 16, 2008 have been restated for an accounting error. Such restatement arose due to the failure to record the fair value of warrants issued with convertible debentures as required by generally accepted accounting principles. As we migrate our internal controls as described below, we retained a financial reporting consultant in July 2008 to assist us with our financial and SEC reporting.  In June 2008, we added a director with financial expertise to our Board of Directors.  We also formed an audit committee of the board of directors. It is through the addition of these resources and processes that the accounting error was discovered and, as such, we consider this particular weakness to be remediated.

Management believes that the material weaknesses as set forth below were the result of the scale of our operations and are intrinsic to our small size. Management continues to identify compensating controls that can be implemented to remediate each identified weaknesses.  As applicable, management is also implementing “preventive” controls through its financial reporting application. Management believes these weaknesses did not have a material effect on our financial results.

Entity Level Controls

The Company currently has insufficient resources (including a dedicated Chief Financial Officer) and an insufficient level of monitoring and oversight, which may restrict the Company’s ability to gather, analyze and report information, in a timely manner, relative to the financial statements. There is insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions.  Management will develop, and communicate on a company-wide basis, formal and written policies and procedures to address this weakness.

Functional Controls and Segregation of Duties

We have ineffective controls relating to the recording of revenue.

The Company has limited resources to ensure sufficient functional controls that will provide for accuracy, completeness and authorization of transactions processed.  There is also inadequate segregation of duties that are consistent with control objectives. Our management is composed of a handfull of individuals resulting in a situation where limitations on segregation of duties exist, a situation which is common in new and small companies.  Management will continue to reassess this matter in the following year to determine whether improvement in segregation of duties is feasible.

Financial Statement Close Process

The Company currently has insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and applications of US GAAP and SEC disclosure requirements of material non-standard transactions, and a lack of formal process and timeline for closing the books and records at the end of each reporting period.

The Company currently has an insufficient level of monitoring and oversight controls for review and recording of stock issuances, agreements and contracts, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions.

Remedial Action

We are committed to improving our internal controls over financial reporting.  As part of this commitment, we will hire a qualified chief financial officer to oversee our accounting and financial reporting and internal control functions.  We will evaluate the need to increase our personnel resources and technical accounting expertise within the accounting function. Until we have a qualified full-time Chief Financial Officer, we have retained the services of qualified consultants to assist the Company in the preparation of its financial statements and the satisfaction of its SEC regulatory requirements.

We will continue to monitor and evaluate the effectiveness of our entity wide internal controls and our internal controls over financial reporting. We are committed to taking further action and implementing additional enhancements or improvements, identifying compensating and automating controls through information techonology, to ensure that objectives are achieved. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and others which we may identify during the fiscal year ended March 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report herein.

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

There were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for our fiscal year ended March 31, 2009.

Item 9B.	Other Information.

On July 14, 2009, the Board of Directors terminated Louis Guisto, the Chief Financial Officer of the Company effective immediately.  Following Mr Guisto’s departure, Michael Caridi, the Registrant’s Chief Operating Officer, will act as interim Chief Financial Officer until a permanent Chief Financial Officer is appointed.  Mr. Caridi’s background is described herein.  Candidates for the permanent position are under review and the Company expects to name a replacement after such review is completed.
PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

Our Board of Directors currently consists of seven members, three of which have been determined to be “independent” as defined by the rules of the Nasdaq Capital Market.  These independent directors are David Bach, Robert Dubner and Governor George E. Pataki.  The primary responsibilities of our Board of Directors are to provide oversight, strategic guidance, counseling and direction to out management.  At this time, we do not maintain a separate compensation committee or nominating committee but we intend to form such committees in the future.  All Directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualified.  Officers serve at the discretion of the Board of Directors of the Company.  There are no family relationships among any of the officers or directors.

The following table sets forth the names and ages of our directors and executive officers and the positions they hold with us as of July 14, 2009.

Name	Age	Position

Anthony Tracy	48	Chairman of the Board and Chief Executive Officer

Michael Caridi	45	Director and Chief Operating Officer

David Bach	42	Director

Charles Gargano	74	Director and Senior Vice President of Governmental Affairs

Robert Dubner	66	Director

Gov. George E. Pataki	63	Director

Linda Daniels	60	Director, Chief Marketing Officer and Secretary

Claudio Barbosa	48	Controller

The principal occupation and business experience of each of the directors and executive officers are as follows:

Anthony Tracy has been our Chairman of the Board of Directors and Chief Executive Officer since May 2008 and held the same positions with Perf-Go Green since January 2008.  He is the Chief Executive Officer of Tracy Productions since 1996 and Prime 9 LLC since 2006 and is an entrepreneur and designer of 15 patented products ranging from household products, exercise equipment, and grooming products for men and women.

Michael Caridi has been a director (since April 2009) and Chief Operating Officer (since May 2008) and held the same position with Perf-Go Green since January 2008.  He is currently or has been an executive officer of several companies including MAJIC Development Group LLC since 2003, Protection Plus Security Consultants, Inc. since 1993, Quest imports international since 1999 and Berkshire Financial Grip Inc.  His business endeavors span various industries including residential construction and development, concrete operations, interior/exterior and ground-up commercial construction for Fortune 500 corporations.  In addition, Michael is also engaged in a diverse mix of independent business ventures including residential and commercial property-management, management and banking, ship salvaging and dismantling, hotel ownership and development, consulting and management, corporate janitorial services, magazines publishing, and alcohol/non-alcoholic import and export.  Mr. Caridi is also a licensed real estate broker.  As head of MAJIC Development Group LLC, he has been involved in several significant development projects, as well as construction for many Fortune 500 clients and retailers.  Mr. Caridi also advises the Boards of Directors of Isonics since 2005, Immune Regen since 2004 and Vysiys since 2006.

Mr. Bach has been a director since June 2008.  He has been the chief executive officer of FinishRich Media, a corporation dedicated to revolutionizing how people learn about money and the environment since 2005.  Mr. Bach has also been an executive officer of Finish Rich, Inc. since 2002.  Mr. Bach was a senior vice president of Morgan Stanley and a partner of The Bach Group which managed over a half billion dollars during his tenure from 1993-2001.

Mr. Gargano has been a director and Senior Vice President of Governmental Affairs since June 2008.  Mr. Gargano currently is a partner at Greenview Realty Corporation.  Mr. Gargano served as Chairman of the Empire State Development Corporation of New York State and Vice Chairman of the Port Authority of New York and New Jersey from 1995-2007.

Mr. Dubner has been a director since July 2008.  He is presently an independent consultant providing senior advisory services to companies including Momentive, a silicon manufacturing company (since October 2007) and Noranda, a company which manufactures aluminum castings (since march 2008).  Mr. Dubner previously served as an independent consultant to Covalence, a company which manufactures plastic packaging (from September 2006 until July 2007).  From October 2002 until December 2004, Mr. Dubner was a senior partner with IBM, serving as one of the leaders of IBM’s middle market consulting practice.  In addition, Mr. Dubner serves on the board of directors of Hudson Highland Group, Inc., a temporary and permanent staffing company (since March 2006).

Governor George E. Pataki has been a director since May 2008 and held the same positions with Perf-Go Green since January 2008.  He has been of counsel to the law firm of Chadbourne & Park since March 2007.   He is a principal of Pataki Cahill Group, a consulting firm specializing in climate change issues.  He is a director of Cosan Ltd.  Mr. Pataki was Governor of New York from 1995 until 2006.

Linda Daniels has been our Chief Marketing Officer and Secretary since May 2008 and held the same positions with Perf-Go Green since January 2008.  Ms. Daniels was the Senior Account Director for Jack Morton Worldwide from 1992 to 2002.  She has 20 years of experience as a creative, strategic, global marketing executive with exceptionally diverse experience in creating business to business and business to consumer initiatives across many industries.  She has worked with IBM, Xerox, NYSE, CNBC, MSNBC, Citigroup, Smith Barney, Prudential Securities and The New York Clearing House producing inventive, provocative, and engaging marketing strategies that succeed in building their brand equity.  Ms. Daniels was President and Founder of The Punch Factory from 2002-January, 2008, a marketing consultancy based in Westport, CT.  She is also a director of Prime 9, LLC.

Claudio Barbosa has been our Controller since June 2009.  He is a CPA and has an MBA from the Kellogg Graduate School of Management of Northwestern University.  Prior to joining the Company, Mr. Barbosa worked in a variety of practice areas, including consulting, advisory and assurance services at KPMG.  Mr. Barbosa also worked in various publicly traded companies, where he was involved in diverse senior roles in the finance and accounting areas.

Involvement in Certain Legal Proceedings

In accordance with a plea agreement entered into on May 15, 2006 in County Court, Rockland County New York, Michael Caridi, our Chief Operating Officer and Interim Chief Financial Officer, pled guilty to one misdemeanor count pertaining to the filing of a false certification in connection with a violation of a “prevailing wage” statute.   Mr. Caridi received a conditional discharge by the Court.

Audit Committee

The members of the Audit Committee are Governor George E. Pataki, Robert Dubner and David Bach.  Our Board of Directors has determined that Messrs. Dubner, Pataki and Bach are “independent” under Rule 10A-3(b) of the Exchange Act.

Our Audit Committee recommends our independent accountants for appointment to audit our financial statements and to perform services related to the audit, reviews the scope and results of the audit, reviews with management and the independent accountants our annual and quarterly operating results, considers the adequacy of the internal accounting procedures and controls, considers the effect of such procedures and controls on the accountant’s independence.  During the fiscal year ended March 31, 2009, the Audit Committee held four meetings.

Code Of Ethics

The Company adopted a Code of Conduct and Ethics that applies to its employees, senior management and Board of Directors, including the Chief Executive Officer and Chief Financial Officer.  A copy of the Code of Conduct and Ethics will be provided to any person without charge upon written request to our address to the attention of the Secretary.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation of our chief executive officer and chief financial officer and our “named executive officers,” for the fiscal years ended March 31, 2008 and 2009.  The Company has no executive officers other than the “named executive officers.”

Name and principal position	Year	Salary ($)	Bonus	Option Awards ($)(1)	All other Compensation (2)	Total ($)
Anthony Tracy, Chairman of the Board and Chief Executive Officer	2009 2008	218,725 45,066	______ ______	2,823,078 ______	12,000 ______	3,041,803
Michael Caridi, Chief Operating Officer and Interim Chief Financial Officer	2009 2008	180,000 31,533	______ ______	3,975,738 ______	24,000 ______	4,155,738
Linda Daniels, Chief Marketing Officer	2009 2008	156,250 31,270	______ ______	1,155,950 ______	______ ______	1,312,200
Charles Gargano, Senior Vice President of Governmental Affairs	2009 2008	72,000 ______	______ ______	462,380 ______	______ ______	534,380 ______

(1)
Amounts shown do not reflect compensation actually received by the named executive officers. Instead the amounts shown are the compensation costs recognized by the Company in fiscal 2009 pursuant to FAS 123-R.

(2)	Represent automobile allowances.

Outstanding Equity Awards at March 31, 2009

The following table sets forth the outstanding equity awards held by our executive officers as of March 31, 2009

		OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date

Anthony Tracy	1,224,658	275,342	2.00	June 5, 2013
Michael Caridi	2,041,096	458,904	2.00	June 5, 2013
Linda Daniels	663,288	36,712	0.50-2.00	June 5, 2013
Charles Gargano	200,000	-	0.50	June 5, 2013

2009 Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2009.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

David Bach	-	1,421,903	-	1,421,903
Robert Dubner	-	163,341	-	163,341
Gov. George E. Pataki	-	2,311,900	-	2,311,900

(1) Amounts shown do not reflect compensation actually received by the named director. Instead, the amounts shown are the compensation costs recognized by the Company in fiscal 2009 for option awards as determined pursuant to FAS 123R.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters.

The following table sets forth, as of July 14, 2009, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group.  For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of July 14, 2009.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class (%)

Anthony Tracy	14,092,606	(2)	39.42

Michael Caridi	5,435,372	(3)	14.79

Robert Dubner	200,000	(4)	0.58

Charles Gargano	200,000	(5)	0.58

David Bach	890,000	(6)	2.53

Gov. George Pataki	1,000,000	(7)	2.84

Linda Daniels	907,447	(9)	2.60

Officers and Directors as a group (7 persons)	23,145,425		55.55

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class (%)

Rig Fund II A, Ltd. 40 A. Route De Malagnon Geneva, Switzerland 1208	9,000,000	(9)	22.36

Semper Gestion SA 40 A. Route De Malagnon Geneva, Switzerland 1208	10,000,000	(10)	22.60

Castlerigg Master Investments Ltd. 40 W. 57th Street, 26th Floor New York, NY 10019	16,666,667	(11)	32.76

E&P Fund 40 A. Route De Malagnon Geneva, Switzerland 1208	3,000,000	(12)	8.27

Bhansali Equities	3,333,333	(13)	4.68

* Less than 1% of the outstanding common stock or less than 1% of the voting power.

(1)
The address for Messrs. Tracy, Caridi, Dubner, Gargano, Bach, Pataki, and Tran and Ms. Daniels is c/o Perf-Go Green Holdings, Inc., 12 East 52nd Street, 4th Floor, New York, New York  10022.  Beneficial ownership percentages gives effect to the completion of the Share Exchange, and are calculated based on shares of common stock issued and outstanding.  Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act.  The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of June 14, 2009.  The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.  The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

(2)
Includes options to purchase 1,500,000 shares of common stock of the Company to be issued at an exercise price of $2.00 per share vesting over a one year period under the 2008 Share Incentive Plan as approved by our Board of Directors on June 6, 2008.

(3)
Includes options to purchase 2,500,000 shares of common stock of the Company to be issued at an exercise price of $2.00 per share vesting over a one year period under the 2008 Share Incentive Plan as approved by our Board of Directors on June 6, 2008.

(4)
Includes options to purchase 200,000 shares of common stock of the Company at an exercise price of $1.95 per share under the 2008 Share Incentive Plan.  Does not include options to purchase 10,000 shares of common stock at fair market value vesting 18 months after the date of grant at each Board meeting Mr. Dubner attends during the next three years.  All of the aforesaid options will be granted pursuant to our 2008 Share Incentive Plan.

(5)
Includes options to purchase 200,000 shares of the Company’s common stock to be issued at an exercise price of $0.50 under the Registrant’s 2008 Share Incentive Plan as approved by our Board of Directors on June 6, 2008.

(6)
Includes options to purchase 650,000 shares of common stock of the Company to be issued at an exercise price of $1.81 per share under the 2008 Share Incentive Plan as approved by our Board of Directors on June 6, 2008 and includes options to purchase 240,000 shares of common stock of the Company to be issued at an exercise price of $1.00 per share under the 2008 Share Incentive Plan as approved by our Board of Directors on June 6, 2008.

(7)
Includes options to purchase 1,000,000 shares of common stock to be issued at an exercise price of $0.50 per share pursuant to our 2008 Share Incentive Plan approved by our Board of Directors on June 6, 2008.

(8)
Includes options to purchase 500,0000 shares of common stock of the Company to be issued at an exercise price of $0.50 per share under the 2008 Share Incentive Plan and options to purchase 200,000 shares to be issued at an exercise price of $2.00 per share pursuant to our 2008 Share Incentive Plan approved by our Board of Directors on June 6, 2008.

(9)	Includes 6,000,000 shares issuable upon exercise of the 2007 Warrants and 3,000,000 shares of Common Stock held by Rig.

(10)
Includes 3,000,000 shares of our common stock issuable upon conversion of the Notes and 7,000,000 shares issuable upon the exercise of the Pipe Warrants beneficially owned by Semper and shares issuable as interest on the Notes due within the next 60 days.

(11)
Includes 40,000 shares of common stock, 4,960,000 shares of our common stock issuable upon conversion of the Notes and 11,666,667 shares issuable upon exercise of the Pipe Warrants beneficially owned by Castlerigg Master Investments Ltd.

(12)	Includes 2,000,000 shares issuable upon the exercise of the 2007 Warrants and 1,000,000 shares of our common stock held by E&P.

(13)	Includes 1,000,000 shares issuable upon conversion of the Notes and 2,333,333 shares issuable upon exercise of the Warrants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On April 1, 2009, the Company agreed to issue Joseph Tracy, brother of our chief financial officer and director, 75,000 shares of the Company’s common stock at a price per share of $0.50 under the Company’s 2008 Share Incentive Plan, subject to the approval of the Board of Directors.

Item 14.	Principal Accountant Fees and Services.

The following presents fees for professional audit services rendered by Berman & Company, P.A., for the audit of our financial statements for the years ended March 31, 2009 and March 31, 2008.

Audit Fees

The aggregate fees billed by Berman & Company, P.A for the annual audit of the Company, quarterly interim reviews of financial statements including the Company's reports on Form 10-Q and services normally provided by them in connection with statutory and regulatory filings, including the Company's registration statement for fiscal years 2009 and 2008, were $115,834 and $0, respectively.

Audit- Related Fees

We did not incur any audit-related fees in 2009 or 2008.

Tax Fees

We did not incur any tax fees in 2009 or 2008.

All Other Fees

We did not incur any other fees in 2009 or 2008.

Audit Committee Approval

The engagement of the Company’s independent registered public accounting firm is pre-approved by the Company’s Audit Committee. The Audit Committee pre-approves all fees billed and all services rendered by the Company’s independent registered public accounting firm.

Item 15.	Exhibits.

Exhibit	Description
3.1
Certificate of Incorporation is incorporated by reference to Form SB-2 filed on March 5, 2007. Amendment to Certificate of Incorporation is incorporated by reference to Current Report on Form 8-K filed December 21, 2007.   Amendment to Certificate of Incorporation is incorporated by reference to Current Report on Form 8-K filed January 7, 2007.  Amendment to Certificate of Incorporation is incorporated by reference to Current Report on Form 8-K filed June 12, 2008.

3.2	Bylaws incorporated by reference to Form SB-2 filed on March 5, 2007. Amendment to Bylaws is incorporated by reference to Current Report on Form 8-K filed May 16, 2008.

4.1	Form of 10% Secured Convertible Debenture issued to certain investors incorporated by reference to Current Report on Form 8-K filed June 17, 2008.

4.3	Form of Warrant issued to Selling Stockholders incorporated by reference to Current Report on Form 8-K filed June 17, 2008.

4.3	Form of Security Agreement issued to certain investors incorporated by reference to Current Report on Form 8-K filed June 17, 2008.

4.4	Form of Registration Rights Agreement issued to certain investors incorporated by reference to Current Report on Form 8-K filed June 17, 2008.

10.1	Form of Subscription Agreement by and between the Company and certain investors incorporated by reference to Current Report on Form 8-K filed December 28, 2007.

10.2	Form of Subscription Agreement by and between the Company and certain investors incorporated by reference to Current Report on Form 8-K filed May 16, 2008.

10.3	Form of Subscription Agreement dated June 10, 2008, by and between the Company and a certain Selling Stockholder incorporated by reference to Current Report on Form 8-K filed June 17, 2008.

10.4	Share Exchange Agreement by and among the Company, Perf-Go Green, Inc. and the stockholders of Perf-Go Green, Inc. incorporated by reference to Current Report on Form 8-K filed May 16, 2008.

10.5	Employment Agreement between the Company and Anthony Tracy incorporated by reference to Current Report on Form 8-K filed May 16, 2008.

10.6	Employment Agreement between the Company and Michael Caridi incorporated by reference to Current Report on Form 8-K filed May 16, 2008.

10.7	Employment Agreement between the Company and Linda Daniels incorporated by reference to Current Report on Form 8-K filed May 16, 2008.

10.8	Consulting Services Agreement between the Company and Charles Gargano incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed on September 25, 2008.

10.9	Exclusive Manufacturing Agreement between the Company and Spectrum Plastics incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 filed on September 25, 2008.

10.10	Office lease by and between Dryland 52, LLC and the Registrant dated October 1, 2008 incorporated by reference to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2008.

10.11	Supply Agreement between Registrant and Star Funding, Inc. filed herein.

10.12	Factoring Agreement between Registrant and Star Funding, Inc. filed herein.

10.13	Security Agreement between Registrant and Star Funding, Inc. filed herein.

Exhibit	Description
10.14	Security Agreement between Perf-Go Green, Inc. and Star Funding, Inc. filed herein.

10.15	Subordination Agreement between the Registrant, Star Funding, Inc. and the holders of the Company’s promissory notes filed herein.

10.16	Warrant to purchase common stock issued to Star Funding, Inc. filed herein.

10.17	Distributor/Blenders Agreement between the Registrant and Inventek Colloidal Cleaners, Inc. filed herein.

16	Letter regarding change in certifying account incorporated by reference to Current Report on Form 8-K filed May 21, 2008.

23.1	Consent of Berman & Company, P.A. filed herein.

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERF-GO GREEN HOLDINGS, INC.
By: /s/ Michael Caridi
Michael Caridi Acting Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Tracy	Chairman of the Board and Chief Executive Officer and Director (Principal Officer)	July 14, 2009
Anthony Tracy

/s/ Michael Caridi	Acting Chief Financial Officer, Chief Operating Officer and Director	July 14, 2009
Michael Caridi

	Director	July 14, 2009
David Bach

	Director	July 14, 2009
Charles Gargano

	Director	July 14, 2009
Robert Dubner

	Director	July 14, 2009
George E. Pataki

/s/ Linda Daniels	Director, Chief Marketing Officer and Secretary	July 14, 2009
Linda Daniels

PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY
FINANCIAL STATEMENTS
MARCH 31, 2009 (CONSOLIDATED) AND 2008

Page(s)
Report of Independent Registered Public Accounting Firm	1

Balance Sheets as of March 31, 2009 (Consolidated) and 2008	2

Statements of Operations for the Year Ended March 31, 2009 (Consolidated)
and for the Period from November 15, 2007 (inception) to March 31, 2008	3

Statement of Changes in Stockholders’ Equity (Deficit) for the Year Ended
March 31, 2009 (Consolidated) and for the Period from
November 15, 2007 (inception) to March 31, 2008	4

Statements of Cash Flows for the Year Ended March 31, 2009 (Consolidated)
and for the Period from November 15, 2007 (inception) to March 31, 2008	5

Notes to the Financial Statements for the Years Ended
March 31, 2009 (Consolidated) and for the Period from November 15, 2007 (inception) to March 31, 2008	6-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Perf-Go Green Holdings, Inc.

We have audited the accompanying balance sheets of Perf-Go Green Holdings, Inc. and Subsidiary as of March 31, 2009 (Consolidated) and 2008, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended March 31, 2009 and for the period from November 15, 2007 (inception) to March 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perf-Go Green Holdings, Inc. and Subsidiary as of March 31, 2009 (Consolidated) and 2008, and the results of its operations and its cash flows for the years ended March 31, 2009 (Consolidated) and for the period from November 15, 2007 (inception) to March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a net loss of $32,876,813 and net cash used in operations of $7,359,939 for the year ended March 31, 2009; and has a working capital deficit of $15,345,579 and a stockholders’ deficit of $13,925,803. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Berman & Company, P.A.

Boca Raton, Florida
July 13, 2009

Perf-Go Green Holdings, Inc. and Subsidiary
Balance Sheets

	March 31, 2009	March 31, 2008
	(Consolidated)

Assets

Current Assets:
Cash and cash equivalents	$—	$270,185
Accounts receivable - net	481,614	—
Due from factor	92,106
Deposits	1,533,047	—
Prepaid and other current assets	61,328	32,615
Total Current Assets	2,168,095	302,800

Debt issue costs - net	1,272,971	—

Equipment - net	285,397	2,460

Total Assets	$3,726,463	$305,260

Liabilities and Stockholders' (Deficit) Equity

Current Liabilities:
Cash overdraft	$67,811	$—
Accounts payable	964,836	199,645
Accrued expenses	84,668	55,270
Deferred revenue	22,050	—
Derivative liabilities	15,381,809	—
Registration rights liability	892,500	—
Common stock payable	100,000	—
Total Current Liabilities	17,573,674	254,915

Long Term Liabilities
Convertible debt - net	138,592	—

Total Liabilities	17,652,266	254,915

Commitments and Contingencies

Stockholders' (Deficit) Equity:
Preferred stock, ($0.0001 par value, 5,000,000 shares authorized,
none issued and outstanding)	—
Common stock, ($0.0001 par value, 250,000,000 shares authorized,
34,265,368 and 11,200,005 shares issued and outstanding)	3,427	1,120
Additional paid in capital	20,372,598	1,474,240
Accumulated deficit	(34,301,828)	(1,425,015)
Total Stockholders' (Deficit) Equity	(13,925,803)	50,345

Total Liabilities and Stockholders' (Deficit) Equity	$3,726,463	$305,260

See accompanying notes to financial statements

Perf-Go Green Holdings, Inc. and Subsidiary
Statements of Operations

		For the Period from
	For the Year Ended	November 15, 2007 (inception) to
	March 31, 2009	March 31, 2008
	(Consolidated)

Sales	$1,743,340	$—

Cost of sales	1,219,683	—

Gross profit	523,657	—

General and administrative	22,734,129	627,025

Loss from operations	(22,222,472)	(627,025)

Other income (expense)
Derivative liabilities expense	(27,980,162)	—
Change in fair value of derivative liabilities	26,217,330	—
Registration rights damages	(892,500)	—
Amortization of debt discount	(2,234,441)	—
Amortization of debt issue costs	(715,296)	—
Loss on extinguisment of debt due to repricing	(4,578,112)	—
Interest expense	(521,200)	(798,381)
Interest income	38,040	391
Total other income (expense)	(10,666,341)	(797,990)

Net loss	$(32,876,813)	$(1,425,015)

Net loss per share - basic and diluted	$(0.99)	$(0.05)

Weighted average number of shares outstanding
during the period - basic and diluted	33,344,841	29,664,000

See accompanying notes to financial statements

Perf-Go Green Holdings, Inc. and Subsidiary
Statement of Changes in Stockholders' Equity (Deficit)
For the Year Ended March 31, 2009 (Consolidated) and for the Period from November 15, 2007 (inception) to March 31, 2008

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid -in Capital	Deficit	Total

Contributed capital - related party	—	$—	$100	$—	$100

Common stock issued for compensation	10,360,798	1,036	844	—	1,880

Conversion of bridge notes to stock	839,207	84	761,299	—	761,383

Warrants paid as direct offering costs in connection with debt financing	—	—	711,997	—	711,997

Net Loss, period from November 15, 2007 (inception) to March 31, 2008	—	—	—	(1,425,015)	(1,425,015)

Balance, March 31, 2008	11,200,005	1,120	1,474,240	(1,425,015)	50,345

Issuance of shares in reverse acquisition treated as a recapitalization	21,079,466	2,108	2,047,440	—	2,049,548

In-kind contribution in connection with recapitalization	—	—	51,088	—	51,088

Cash paid as direct offering costs in connection with debt financing	—	—	(210,000)	—	(210,000)

Warrants paid as direct offering costs in connection with debt financing	—	—	(480,246)	—	(480,246)

Debt converted to equity	1,046,703	105	759,424	—	759,529

Stock issued as compensation	10,000	1	25,699	—	25,700

Stock issued for consulting	929,194	93	2,288,699	—	2,288,792

Recognition of stock based consulting	—	—	856,483	—	856,483

Recognition of stock based compensation	—	—	13,148,682	—	13,148,682

Reclassification of derivative liability at fair value in connection with conversion of convertible debt	—	—	363,953	—	363,953

Ratchet warrant expense	—	—	47,136	—	47,136

Net Loss - 2009	—	—	—	(32,876,813)	(32,876,813)

Balance, March 31, 2009	34,265,368	$3,427	$20,372,598	$(34,301,828)	$(13,925,803)

Perf-Go Green Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows

		For the Period from
	For the Year Ended	November 15, 2007 (inception) to
	March 31, 2009	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,876,813)	$(1,425,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs	715,296	75,000
Amortization of debt discount	2,234,441	—
Loss on extingusihment of debt	4,578,112	—
Depreciation	40,756	85
Derivative expenses - at commitment date	27,980,162	—
Change in fair value remeasurement - embedded conversion option and warrants	(26,217,330)	—
Warrants issued as compensation in connection with convertible debt funding	244,985	711,997
Stock issued for compensation	25,700	1,880
Stock issued for consulting	2,288,792	—
Stock issued for compensation - consultants	856,483	—
Stock issued for consulting - employees	13,148,682	—
Ratchet warrant expense	47,136	—
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	(481,614)	—
Due from factor	(92,106)	—
Prepaids and other current assets	(28,713)	(32,615)
Product deposit	(1,533,047)	—
Increase (Decrease) in:
Accounts payable	765,191	199,645
Accrued expenses	29,398	66,653
Deferred revenue	22,050	—
Registration rights payable	892,500	—
Net Cash Used In Operating Activities	(7,359,939)	(402,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in reverse acquisition with Esys	2,100,636	—
Cash paid to acquire equipment	(323,693)	(2,545)
Net Cash Provided By (Used In) Investing Activities	1,776,943	(2,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed capital - related party	—	100
Proceeds from sale of convertible debt	5,950,000	750,000
Proceeds from common stock payable	100,000	—
Cash overdraft	67,811	—
Cash paid as offering costs for debt and equity based financing	(805,000)	(75,000)
Net Cash Provided By Financing Activities	5,312,811	675,100

Net Increase (Decrease) in Cash and Cash Equivalents	(270,185)	270,185

Cash and Cash Equivalents - Beginning of Period	270,185	—

Cash and Cash Equivalents - End of Period	$—	$270,185

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year/Period for:
Income taxes	$—	$—
Interest	$582,523	$—

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Derivative liabilities recorded at commitment date in conneciton with issuance of convertible debt with warrants	$5,950,000	$—
Derivative liability recorded in connection with placement agent warrants and debt & equity financing	$1,873,513	$—
Conversion of debt and accrued interest to common stock	$759,529	$761,383
Reclassification of derivative liability to additional paid in capital in connection with conversion of debt to common stock	$363,953	$—
Debt discount and derivative liability recorded in connection with issuance of warrants to placement agent	$1,336,320	$—

See accompanying notes to financial statements

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

Note 1 Organization and Nature of Operations

Perf-Go Green Holdings, Inc., (“Holdings”) formerly known as ESYS Holdings, Inc. (“ESYS”) and La Solucion, Inc., (the “Company”) was incorporated in Delaware in April 2005. Its business was originally intended to provide assistance to the non-English speaking Hispanic population in building and maintaining a life in North Carolina but it did not establish operations in connection with its business plan.

On May 13, 2008, Holdings, a then public shell corporation, in a share exchange transaction with the stockholders of Perf-Go Green, Inc. (“Perf-Go Green”), a privately-owned Delaware corporation pursuant to which Holdings acquired all of the outstanding shares of common stock of Perf-Go Green. Perf-Go Green was originally incorporated as a limited liability company on November 15, 2007 and converted to a “C” corporation on January 7, 2008. Upon the consummation of the transaction, Perf-Go Green became a wholly-owned subsidiary of Holdings.

Perf-Go Green became the surviving corporation, in a transaction treated as a reverse acquisition. Holdings did not have any operations and majority-voting control was transferred to Perf-Go Green.  The transaction also requires a recapitalization of Perf-Go Green.

Since Perf-Go Green acquired a controlling voting interest, it was deemed the accounting acquirer, while Holdings was deemed the legal acquirer. The historical financial statements of the Company are those of Perf-Go Green, and of the consolidated entities from the date of merger and subsequent.

Since the transaction is considered a reverse acquisition and recapitalization, the guidance in SFAS No. 141 does not apply for purposes of presenting pro-forma financial information.

Pursuant to the merger, Holdings issued 21,079,466 shares of common stock to Perf-Go Green in exchange for Perf-Go Green’s 20,322,767 shares outstanding (1.03:1 exchange ratio).  Upon the closing of the reverse acquisition, Perf-Go Green and its stockholders held 65% of the issued and outstanding shares of common stock. The remaining 11,200,004 shares of Holdings commons stock was a deemed issuance to the former shareholders of Holdings.

The Company is focused on the development and global marketing of eco-friendly, non-toxic, food contact compliant, biodegradable plastic products. The Company’s biodegradable plastic products offer a practical and viable solution for reducing plastic waste from the environment. The Company believes that its plastic products will break down in landfill environments within twelve (12) to twenty four (24) months, leaving no visible or toxic residue. The Company’s activities have included capital raising to support its business plan, recruiting board and management personnel, establishing sources of supply and customer relationships. During the year ended March 31, 2009, the Company commenced principal operations with the initiation of significant revenues and exited the development stage.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

Note 2 Summary of Significant Accounting Policies

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

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and change in consumer demand. The Company's operations are subject to significant risk and uncertainties including financial and operational risks including the potential risk of business failure.

The Company has experienced, and in the future expects to continue to experience, variability in sales and earnings. The factors expected to contribute to this variability include, among others, (i) the cyclical nature of the industries we sell and cater to, (ii) general economic conditions in the various local markets in which the Company competes, including the general downturn in the economy over the past year, and (iii) the volatility of prices  pertaining to our vendors and suppliers. These factors, among others, make it difficult to project the Company’s operating results on a consistent basis.

Cash and cash equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at March 31, 2009 and 2008, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2009 and 2008, the balance exceeding the insured limits were $0 and approximately $185,000, respectively.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable represents trade obligations from customers that are subject to normal trade collection terms. The Company periodically evaluates the collectability of its accounts receivable and considers the need to adjust an allowance for doubtful accounts based upon historical collection experience and specific customer information. Actual amounts could vary from the recorded estimates.

At March 31 2009 and 2008, the Company recorded an allowance for doubtful accounts receivable of $4,033 and $0, respectively.

Due from Factor

On March 20, 2009, the Company entered into an agreement with a factor, who will provide, on a discretionary basis, a combined credit facility of $10 million for purchase order financing and factoring.  Under the agreement, the Company agreed to pay the factor a commission of 1.0% to 1.5% of the gross amount of each receivable.  In addition, the Company agreed that the factor will receive a minimum of $100,000 in commissions in the first 12 months.  As collateral for the Company’s obligations under this agreement, the Company has granted the factor a security interest in all of the company’s assets.  The factor advances 80% of the factored receivables and pays a percentage of the 20% when the factored receivable is collected.

Deposits

The manufacturing of our biodegradable plastic products is outsourced to a sole supplier (“supplier).  In order to secure initial product shipments expected, we have deposits of $1,533,047 and $0 with the supplier at March 31, 2009 and 2008, respectively. In order to secure our full payment, the supplier retains title and risk of loss to the related inventory until we make final payment which occurs shortly before shipment to the customer. As such, we do not currently carry inventory for any significant period of time and had no inventory at March 31, 2009 and 2008, respectively.

Long Lived Assets

In accordance with Statement of Financial Statements SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. At March 31, 2009 and 2008, the Company did not record any impairment losses.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

Equipment

Equipment is stated at cost, less accumulated depreciation computed on a straight-line basis over the estimated useful life, which is three to seven years.

Debt Discount and Debt Issue Costs

These amounts are amortized over the life of the debt to interest expense.

Fair value of financial instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value.  For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amount reported in the balance sheet for accounts receivable, due from factor, deposits, prepaids, accounts payable and accrued expenses, deferred revenues, and common stock payable approximates its fair market value based on the short-term maturity of these instruments.

Derivative Financial Instruments

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

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. In assessing the nature of a financial instrument as freestanding, the Company has applied the guidance pursuant to EITF No.’s 00-19. Finally, the Company has applied the related guidance in EITF No.’s 00-19-2 and 05-4 as well as SFAS No. 5 when determining the existence of liquidated damage provisions. At March 31, 2009, the Company had various derivative instruments.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

Segment information

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."  During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

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

The Company records revenues upon shipment.

Cost of Sales

Cost of sales represents the purchase of the Company’s products.

Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising for the Company are charged to operations as incurred.

Advertising expense for the year ended March 31, 2009 and for the period November 15, 2007 (inception) to March 31, 2008 was $908,004 and $2,840, respectively.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

At March 31, 2009 and 2008 the Company’s  common stock equivalents consisted of the following:

	2009	2008
Shares underlying convertible debt	10,380,942	—
Stock options	7,723,600	—
Warrants	40,338,340	1,650,000
Total common stock equivalents	58,442,882	1,650,000

Since the Company reflected a net loss in 2009 and 2008, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Stock-based compensation

All share-based payments to employees are recorded and expensed in the statement of operations as applicable under SFAS No. 123(R) “Share-Based Payment”.  SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and third parties, including grants of stock options based on estimated fair values.  The Company has used certain weighted average assumptions and applied these to the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

Non-employee equity based compensation

Equity-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging Issues Task Force Issue EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”).

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

Income Taxes

The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method,  deferred income tax assets and liabilities are determined based on differences  between the financial reporting and tax bases of assets and  liabilities  and are measured using the enacted tax rates and laws  that will be in effect  when the  differences  are  expected  to reverse.

The Company adopted the provisions of FASB Interpretation No. 48; “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating the Company’s tax positions and tax benefits, which may require periodic adjustments. At March 31, 2009 and 2008, the Company did not record any liabilities for uncertain tax positions.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “ Determination of the Useful Life of Intangible Assets” . This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of SFAS FSP 142-3, to have a material impact on its financial position, results of operations or cash flows.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” ( “FSP APB 14-1” ). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of FSP APB 14-1, to have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP FAS 157-3, “ Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS 157-3”), with an immediate effective date, including prior periods for which financial statements have not been issued.  FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of FSP FAS 157-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by SFAS No. 157. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial statements.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

 In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

Note 3 Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $32,876,813 and net cash used in operations of $7,359,939 for the year ended March 31, 2009; and has a working capital deficit of $15,345,579 and a stockholders’ deficit of $13,925,803.

Further, losses from operations are continuing subsequent to March 31, 2009 and the Company anticipates that it will continue to generate significant losses from operations for the near future. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.  The Company may need to incur additional liabilities with certain related parties to sustain the Company’s existence.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Due from Factor

Due from factor at March 31, 2009 is as follows:

Accounts Receivable	$253,272
Less: Advances	(156,216)
Less: Commissions	(2,829)
Less: Other Factoring Expenses	(2,121)
Due From Factor	$92,106

Note 5 Equipment

Equipment at March 31, 2009 and 2008 consist of the following:

	2009	2008
Furniture and fixtures	$171,181	$—
Computer equipment	71,665	2,545
Software	83,392	—
	326,238	2,545
Less: accumulated depreciation	(40,841)	(85)
Equipment – net	$285,397	$2,460

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

Note 6 Convertible Debt, Warrants, Derivative Liabilities and Registration Rights Liability

(A)	Senior Secured Convertible Debentures and Warrants

During May and June 2008, the Company issued $5,950,000 of senior secured convertible debentures with five-year detachable warrants to purchase shares of the Company’s common stock. The convertible debt issued is secured by all assets of the Company. The convertible debt bears interest at 10%, and is payable quarterly in arrears in cash or equity.

During fiscal year 2009, $759,529 of the convertible debentures was converted into 1,046,703 shares of common stock. The remaining face amount of the debentures is $5,190,471 as of March 31, 2009, and are due in May 2011, with respect to $2,250,000 of principal amount, and in June 2011, with respect to $2,940,471 of principal amount.  There were no debentures outstanding at March 31, 2008.

The Convertible Debentures contain various covenants which, among other things, restrict the Company’s ability to incur additional debt or liens or engage in certain transactions as specified therein. Additionally, the Convertible Debentures define various events of default including non-payment of interest or principal when due, failure to comply with covenants, breach of representations or warranties, failure to obtain effective registration of the common stock underlying the conversion feature or failure to deliver registered common stock, when requested, within a specified timeframe as well as other matters discussed therein. Various remedies exist for an event of default including the acceleration of the maturity of the obligation, an increase in the interest rate to 15%, accrual of certain costs of the debt holders and a reduction of the conversion rate, among other things. The Convertible Debentures also provide that in the event of a “fundamental transaction” such as a change in control, the holder may require that such holder’s Convertible Note be redeemed at an “alternative consideration” which can be, among other things, 135% of the principal amount of the Convertible Note or 130% of the equity conversion value of the Convertible Note. For the period ended March 31, 2009, there were no defaults as defined above.

The Convertible Debentures are convertible at the option of the Investors into shares of our common stock at the lower of the (a) “fixed conversion price” of $0.50 per share.  As of March 31, 2009, the debentures can be converted into 10,380,942 shares of common stock based on the $0.50 per share conversion price, subject to adjustment for stock splits, stock dividends, or similar transactions, (b) “lowest conversion price” representing the lowest price, conversion price or exercise price offered by the Company in a subsequent equity financing, convertible security (subject to certain exceptions) or derivative instruments or (c) “mandatory default amount” representing the amount necessary to convert 110% of the face amount of the Convertible Debentures plus accrued interest and costs at the lower of the price of the common stock on the date of demand or the date of payment. The Company’s common stock price at the time of issuance of both the May and June 2008 Convertible Debentures exceeded the relevant conversion price (the fixed conversion price). As a result, the Company assessed the applicability of EITF No.’s 98-5 and 00-27 to determine if this constitutes a beneficial conversion feature. However, since the conversion feature can result in a variable amount of shares being issued, the conversion feature is considered an embedded derivative liability, not a beneficial conversion feature, that needs to be separated from the “host contract” as described further below.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

The Warrants entitled the Investors to purchase approximately 7,933,333 (“initial warrants”) shares of common stock at $1.00 per share subject to certain anti-dilution provisions to adjust the shares and exercise price in the event of (a) stock dividends, splits or similar recapitalizations or (b) a rights offering at less than market value to all stockholders, (c) certain dividends or distributions and (d) the offering or issuance of common stock or derivative instruments (warrants, options or conversion features), subject to certain exceptions, at a price that is less than the exercise price of the Warrants.

In March 2009, for no additional consideration, the Company issued an additional 10,800,000 and issued 7,933,333 detachable warrants, at an exercise price of $0.50 per share, and lowered the exercise price for the 7,933,333 initial warrants to $0.50 per share.  The 7,933,333 warrants were issued as a result of certain anti-dilution provision discussed above.  The Company is obliged to issue registered shares of common stock upon the exercise of all the above warrants and if it cannot do so within three business days, it is obliged to pay in cash the market value, plus brokerage commissions, of the common stock. Because of the “pay in cash” feature and the variability of the exercise price, the warrants above are considered to be a derivative liabilities as discussed further below. The Company performed a present value calculation of the new debt immediately before and after the modification above (including the fair value of the additional warrants).  The modification of the convertible debentures or repricing (including the fair value of the additional warrants) of the exercise price resulted in a fair value of the new debt that was substantially in excess of the old debt.  As a result, the Company determined that a substantial modification of the debentures had occurred, and recorded a loss on debt extinguishment of $4,578,112 for the period ended March 31, 2009.     The fair value of the 10,800,000 and 7,933,33 warrants related to this modification were recorded as a derivative liabilities, as these warrants have the same net cash settlement features as the initial warrants.  In determining the loss on extinguishment, at the modification date, the unamortized discount associated with the convertible debt was subtracted from the face amount of the convertible debt, and a debt discount of $1,336,320 was recorded.  As a result, the carrying value of the new debt was reduced to zero, and the excess fair value of the additional warrants was recorded as a loss on debt extinguishment of $4,578,112 for the period ended March 31, 2009.  Additionally, the Company recorded $1,670,276 in derivative expense related to the debt extinguishment.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

(B) Derivative Liabilities

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

The Company computed the fair value by using a Black Scholes calculation assuming the following assumptions

Expected dividends	0%
Expected volatility	93% - 150%
Expected term – embedded conversion option	3 years
Expected term – warrants	5 years
Risk free interest rate	1.39% - 3.2%

The following is a summary of the Company’s derivative financial instruments associated with the convertible debt and warrants issued in May and June 2008, at the commitment date:

Fair value – debt	$13,739,000
Fair value – warrants	13,718,000
Derivative fair value at commitment date	27,457,000
Less: face amount of debt	(5,950,000)
Derivative expense at commitment date	$21,507,000

The fair value of the conversion feature of the Convertible Debentures and the initial warrants that is assigned to debt discount (originally $5,950,000) is being amortized over the life of the Convertible Debentures (three years).

The debt discount is amortized to interest expense for any conversions of the debentures based on the pro-rata amount of debenture converted to total debt.  For the period ended March 31, 2009, the Company amortized $759,529 to interest expense for conversions during 2009. For the period ended March 31, 2009, the Company recognized $2,234,441 in interest expense related to debt discount amortization.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

During 2009, the Debt holders converted $759,529 of Convertible Debentures into 1,046,703 shares of common stock of the Company (the “Conversion”). In connection with the Conversion, the Company recorded the face amount of these Convertible Debentures at the date of conversion ($759,529) plus the proportionate share of the related derivative liability, as remeasured on the conversion date, of $363,953 (for a total recorded of $1,123,482) to shareholders equity.

Convertible debt at March 31, 2009 is as follows:

At inception
Face amount of Debentures	$5,950,000
Less:
Debt converted to equity	(759,529)
Face amount of debentures at March 31, 2009	5,190,471
Less:	—
Value assigned to conversion feature and warrants as debt discount	(5,950,000)
Value assigned to additional warrants in repricing as debt discount	(1,336,320)
Add:
Amortization of debt discount	2,234,441
Convertible debt – net at March 31, 2009	$138,592

(C) Placement Agent Warrants

In connection with the issuance of the Convertible Debentures and Warrants, the company paid a placement agent (the “Placement Agent”) a cash fee of $595,000 and issued them warrants, on the same terms as the Warrants, to purchase 793,333 shares (subject to adjustment) of common stock at $1.00 for five years.  In March 2009, for no additional consideration to the Placement Agent, the Company repriced the above warrants to $0.50 per share and issued an additional 1,213,333 warrants for $0.50 per share. These warrants have the same anti-dilution provisions as the warrants issued to the convertible debt investors, and accordingly, this issuance relates to that provision. Because the above  warrants have the same variable exercise price feature, and cash settlement provisions, as the Investor Warrants described above, these warrants are also considered derivative liabilities. As such, their fair value at inception of approximately $1,394,000 was charged to derivative liability expense and this amount is required to be marked-to-market at each reporting period.  The additional warrants and re-pricing resulted in additional derivative expense of $374,372 for the period ended March 31, 2009.  The Company recorded the aggregate of the cash and warrant compensation of approximately $1,873,513 as debt issue costs. For the year ended March 31, 2009, total amortization expense was $715,296 (including $228,099 from the above conversions). At March 31, 2009, unamortized debt issue costs was $1,272,971.

In March 2009,the Company issued 800,000 warrants at $1.00 per share as part of the negotiations of a non-binding credit facility to a potential lender.  The Company is currently negotiating this credit facility.   These warrants have the same net cash settlement features as the above warrants issued to the investors, and  were recorded as a derivative liability.       ***repricing discussion needed in  more detail???

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

The Company computed the fair value of the Placement Agent warrants and the non-binding credit facility warrants by using a Black Scholes calculation assuming the following assumptions

Expected dividends	0%
Expected volatility	150%
Expected term	4.19 – 4.97 years
Risk free interest rate	1.39%

In May 2008, the Company issued 4,200,000 warrants at $1.00 per share with immediate vesting to certain investors unrelated to the investors of the convertible debentures.  The warrants have the same net cash settlement provisions as the investor warrants above, and accordingly, were recorded as derivative liability and derivative expense at the commitment date.  In March 2009, the Company issued 4,200,000 warrants at $.50 per share to these equity investors.  The warrants have immediate vesting, and the same net cash settlement provisions as the above warrants.  As a result, the Company recorded $1,295,904 in derivative expense for the period ended March 31, 2009 related to these warrants.

The Company computed the fair value of the 4,200,000 warrants by using a Black Scholes calculation assuming the following assumptions

Expected dividends	0%
Expected volatility	150%
Expected term	4.19 years
Risk free interest rate	1.39%

(D) Registration Rights Liability

The Company also granted the Debt holders registration rights for the common stock underlying the embedded conversion feature in the Convertible Debentures and the Warrants. The Company can be assessed liquidated damages, as defined in the related agreements, for the failure to file a registration statement in a certain timeframe or for the failure to obtain or maintain effectiveness of such registration statement. Such penalties shall not exceed, in the aggregate, 15% of the aggregate Purchase Price (as defined in the Convertible Debentures). In assessing the likelihood and amount of possible liability for liquidated damages, the Company considered the guidance of EITF No.’s 00-19-2 and 05-04 as well as SFAS No. 5. Because obtaining and maintaining effectiveness of the registration statement is not within the Company’s control, the Company has concluded that it is probable that a liability will be incurred and therefore recorded a liability for  $892,500 representing its estimate that such liability will be 15% of the proceeds of the Convertible Debentures as registration rights liability. The Company’s registration statement was declared effective on February 10, 2009 and approximately $75,000, plus interest, of liquidated damages had been incurred as of March 31, 2009 and approximately $225,000, plus interest, as of February 10, 2009. The Company continues to be exposed to further registration rights liquidated damages if it does not maintain the effectiveness of such registration statement. At such time as it becomes clear that such effectiveness can be maintained, the remaining liability would be reversed.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

Other - In connection with the issuance of the Convertible Debentures and the related reverse acquisition transaction, the Company agreed to pay a total of approximately $750,000 in investor relations cost, all of which costs have been paid at March 31, 2008.

(E) Derivative Liabilities As Remeasured – Summary at March 31, 2009

Fair value of embedded conversion feature – convertible debt	$2,738,529
Fair value of warrants – convertible debt	2,588,093
Fair value of warrants - placement agent – in convertible debt offering	260,557
Fair value of warrant issued in connection with reverse acquisition	136,070
Fair value of warrants issued to reverse acquisition equity debt holders	1,366,781
Fair value of additional warrants issued to equity debt holders	3,668,806
Fair value of warrants issued to factoring agent	259,484
Fair value of additional warrants to debt holders	4,363,489
Total derivative liabilities – March 31, 2009	$15,381,809

In connection with the Share Exchange discussed in Note 1, the Company paid the Placement Agent a cash fee of $210,000 and issued them warrants to purchase common stock on the same terms as the Warrants treated as derivatives. As such these warrants entitle the holder to purchase approximately 420,000 shares common stock at $.50 per share subject to adjustment of the shares and exercise price in the event of (a) stock dividends, splits or similar recapitalizations or (b) a rights offering at less than market value to all stockholders, (c) certain dividends or distributions and (d) the offering or issuance of common stock or derivative instruments (warrants, options or conversion features), subject to certain exceptions, at a price that is less than the exercise price of the warrants. The Company is obliged to issue registered shares of common stock upon the exercise of the Warrants and if it cannot do so within three business days, it is obliged to pay in cash the market value, plus brokerage commissions, of the common stock. Because of the cash settlement feature and the variability of the exercise price, the warrant is considered to be a derivative liability Under SFAS No. 133 and EITF No. 00-19. Such warrants had a fair value at inception of approximately $480,000, which amount was charged to derivative liabilities expense.

At the time of the Share Exchange, certain debt holders in a prior private placement of common stock and warrants were granted the right to exchange their existing warrants for new warrants on the same terms as the Warrants discussed above. Because of the variability of the exercise price feature and the settlement in cash provisions, the warrant is considered to be a derivative liability Under SFAS No. 133 and EITF No. 00-19. Such warrants had a fair value at inception of approximately $4,801,000, which amount was charged to derivative liabilities expense.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

Pursuant to fair value accounting, the derivative liabilities for the conversion feature, the Warrants, the placement agent warrants and the warrants issued to equity debt holders are required to be marked-to-market at each reporting period during their term, with the resulting difference reported as a component of income or expense. During the period ended March 31, 2009, the Company recorded a total change in fair value due to remeasurement of derivative liabilities of $26,217,330 that is included as income in the consolidated statement of operations.

The Company computed the fair value of the above derivatives as of March 31, 2009 by using a Black Scholes calculation assuming the following assumptions

Expected dividends	0%
Expected volatility	150%
Expected term – embedded conversion option	2.12 – 2.19 years
Expected term – warrants	4.12 – 4.97 years
Risk free interest rate	1.39%

Note 7 Bridge Notes and Warrants

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

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

In March 2009, the Company issued an additional 145,010 detachable warrants, and lowered the exercise price of the warrants from $0.75 to $0.69.  At the March 2009 modification date, the Company re-measured the above warrants, and recorded additional interest expense of $47,136, and a corresponding credit to additional paid-in capital.  The conversion option and warrants associated with the bridge notes were deemed to be equity as discussed below.   The carrying value of the debt was zero at the re-measurement date, and accordingly, the fair value of the additional warrants was recorded as additional interest expense.  The $47,136 represents additional incremental fair value associated with re-pricing the warrants at the re-measurement date.

The Company computed the fair value of the repriced warrants as of the re-measurement date assuming the following assumptions

Expected dividends	0%
Expected volatility	149%
Expected term	3.95 years
Risk free interest rate	1.39%

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

The Company determined the valuation of these warrants as follows:

The Company computed the fair value of the these warrants assuming the following assumptions

Expected dividends	0%
Expected volatility	150%
Expected term	5 years
Risk free interest rate	1.9 – 2.7%

Upon conversion of the notes on March 27, 2008, the remaining unamortized portion of debt issue costs was charged to interest expense on the statement of operations.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

Note 8 Stockholders’ Equity (Deficit)

(A)	Issuance of Common Stock

(1)	For the Period from November 15, 2007 (inception) to March 31, 2008

The Company issued 10,260,798 shares of common stock for officer compensation, having a fair value of $1,880, based upon the fair value of the services provided.

The Company issued 839,207 shares of common stock in connection with the conversion of debt and related accrued interest aggregating $761,383.  There was no gain or loss recorded upon conversion.

(2)	For the Year Ended March 31, 2009

(A)	Stock Issued in Debt Conversions

During 2009, the Company issued 1,046,703 shares of common stock, having a fair value of $759,529 as follows:

In November 2008, the Company issued 733,332 shares of common stock in connection with the conversion of debt totaling $550,000 ($0.75/share).  There was no gain or loss recorded upon conversion.

In February 2009, the Company issued 212,705 shares of common stock in connection with the conversion of debt totaling $159,529 ($0.75/share).  There was no gain or loss recorded upon conversion.

In March 2009, the Company issued 100,667 shares of common stock in connection with the conversion of debt totaling $50,000 ($0.50/share).  There was no gain or loss recorded upon conversion. The exercise price associated with this debt conversion was reduced from $0.75/share in connection with the repricing from March 20, 2009.

(B)	Stock Issued for Compensation

In June 2008, the Company issued 10,000 shares of common stock to an employee, having a fair value of $25,700 ($2.57/share), based upon the quoted closing trading price at the grant date.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

(C)	Stock Issued for Consulting

During 2009, the Company issued 929,194 shares of common stock, having a fair value of $2,288,792 as follows:

In June 2008, the Company issued 874,194 shares of common stock to third party consultants for services rendered, having a fair value of $2,237,547 ($2.56/share), based upon the quoted closing trading price at the grant date.

In July 2008, the Company issued 11,000 shares of common stock to third party consultants for services rendered, having a fair value of $13,860 ($1.26/share), based upon the quoted closing trading price at the grant date.

In August 2008, the Company issued 11,000 shares of common stock to third party consultants for services rendered, having a fair value of $14,740 ($1.34/share), based upon the quoted closing trading price at the grant date.

In September 2008, the Company issued 11,000 shares of common stock to third party consultants for services rendered, having a fair value of $12,100 ($1.10/share), based upon the quoted closing trading price at the grant date.

In October 2008, the Company issued 11,000 shares of common stock to third party consultants for services rendered, having a fair value of $7,150 ($0.65/share), based upon the quoted closing trading price at the grant date.

In November 2008, the Company issued 11,000 shares of common stock to third party consultants for services rendered, having a fair value of $3,410 ($0.31/share), based upon the quoted closing trading price at the grant date.

(B)	Stock Options

In June 2008, the Company adopted the 2008 Share Incentive Plan (the “Plan”) which permits the granting of stock options and other forms of stock based compensation to employees and consultants of the Company. Under the Plan, the Company has reserved 10,000,000 shares of common stock for issuance under the Plan. There were no stock options outstanding at March 31, 2008.

The fair value of each option grant under SFAS No. 123R is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions as determined in part by management. The expected volatility for the current period was developed by using historical volatility of the Company’s stock history since the reverse acquisition.  The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected term of the options grant date.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

The total grant date fair value of options issued to employees, directors, officers and consultants during fiscal year end 2009 was $15,459,094, based upon the use of a Black-Scholes option-pricing model using the following management assumptions:

Risk-free interest rate	0.57% - 3.2%
Expected dividend yield	0%
Expected volatility	93% - 150%
Expected term	5 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:
	Options	Weighted Average Exercise Price
Outstanding – March 31, 2008	—	—
Granted	7,723,600	$1.51
Exercised	—	$—
Forfeited	—	$—
Outstanding – March 31, 2009	7,723,600	$1.51
Exercisable – March 31, 2009	6,929,472	$1.45

Options Outstanding
Range of Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.50-$2.00	7,723,600	4.47 years	$1.51

Options Exercisable
Range of Exercise price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.50 - $2.00	6,929,472	4.47 years	$1.45

At March 31, 2009  the total intrinsic value of options outstanding and exercisable was $0.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

The following summarizes the activity of the Company’s stock options that have not vested for the year ended March 31, 2009:

	Options	Weighted Average Grant Date Fair Value
Outstanding – March 31, 2008	—	—
Granted	7,723,600	$2.00
Vested	(6,929,472)	2.00
Cancelled or forfeited	—	—
Outstanding – March 31, 2009	794,128	$2.05

Total unrecognized share-based compensation expense from  stock options at March 31, 2009 was $1,629,074, which is expected to be recognized over a weighted average period of approximately of 0.47 years.

The following table summarizes information about the exercise prices, grant date fair value, weighted average life, and exercisability of warrants granted.

The total grant date fair value of warrants issued to investors and consultants during 2009 ranged from $0.33 to $1.01 per share based upon the use of a Black-Scholes option-pricing model using the following management assumptions:

Risk-free interest rate	1.39%
Expected dividend yield	0%
Expected volatility	109% - 149%
Expected term	4 - 5 years
Expected forfeitures	0%

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – March 31, 2008	1,650,000	$	. .69
Granted	38,688,340		$.51
Exercised	—		$—
Forfeited	—		$—
Outstanding – March 31, 2009	40,338,340		$.51
Exercisable - March 31, 2009	40,338,340		$.51

Warrants Outstanding and Exercisable

Range of exercise price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.50-$.69	40,338,340	4.19 years	$.51

At March 31, 2009 and 2008, the total intrinsic value of warrants outstanding and exercisable was $0.

Note 9 Income Taxes

SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $10,501,000 at March 31, 2009, expiring through the year 2028. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

Significant deferred tax assets at  March 31, 2009 and 2008 are as follows:

Deferred tax assets (liabilities), current:
Allowance for doubtful accounts	$96,265	$—
Valuation allowance	(96,265)	—
	$—	$—
Deferred tax assets (liabilities), noncurrent:
Debt discount	$840,820	$—
Accrued warrant registration	335,848	—
Derivative liability	(8,142,838)	—
Stock compensation	5,270,144	—
Net operating loss	3,951,402	536,233
Valuation allowance	(2,255,376)	(536,233)
	$—	$—

The valuation allowance at March 31, 2009 was $2,351,641. The net change in valuation allowance during the year ended March 31, 200, was an increase of $1,815,407.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of March 31, 2009.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

The actual tax benefit differs from the expected tax benefit for the period ended  March 31, 2009 and 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 7.5% for State income taxes, a blended rate of 38.95% as follows:

	2009	2008
Tax expense (benefit) at U.S. statutory rate	$(11,178,116)	$(484,505)
State income tax expense (benefit), net of federal benefit	(175,124)	(51,728)
Derivative expense	9,513,255	—
Effect of non-deductible expenses	24,578	—
Change in valuation allowance	1,815,407	536,233
	$—	$—

Note 10 Concentrations

Statement of Position 94-6 (SOP 94-6), “Disclosure of Certain Significant Risks and Uncertainties,” addresses corporate vulnerability to concentrations.

(A)	Accounts Receivable

Customer	March 31, 2009	March 31, 2008
A	64%	—%

(B)	Sales

Customer	March 31, 2009	March 31, 2008
A	50%	—%
B	23%	—%

(C)	Purchases
Vendor	March 31, 2009	March 31, 2008
A	77%	—%

Note 11 Commitments

(A)	Litigations, Claims and Assessments

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

(B)	Employment Agreements

During the period ended March 31, 2009, the Company entered into employment agreements with four officers and four employees.  The significant terms of the agreements are as follows::

(1)	Officers

•	3 year terms
•	Aggregate annual base salaries of $575,000
•	Eligibility of bonus up to 20% of base compensation
•	Annual salary increase of 20%

(2)	Employees

•	1 to 2 year terms
•	Aggregate annual base salaries of $366,000
•	Eligibility of bonus up to 20% of base compensation
•	Annual salary increase of 20%

(C) Operating Lease

On October 1, 2008, the Company entered into a five year, non-cancelable operating lease agreement for its executive offices, expiring in February 2013. In connection with the lease, the Company paid a security deposit of $45,000.

Future minimum annual rental payments are as follows:

Year Ended  March 31 2009,

2009	$149,820
2010	208,293
2011	214,536
2012	220,968
2013	222,588
Total	$1,016,205

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
For the Year Ended March 31, 2009 and for the Period from
November 15, 2007 (inception) to March 31, 2008

Rent expense for the years ended  March 31, 2009 and for the period November 15, 2007 (inception) to March 31, 2008 was $137,535 and $0 respectively.

Note 12 Subsequent Events

The Company entered a distribution agreement in March 2009, with a third-party granted the Company a perpetual royalty free license and exclusive right to sell certain products owned by the third-party.  As consideration, the Company will grant the third-party $1,000,000 of the Company’s common stock, and 2,000,000 common stock warrants at $.50 per share .  However, payment of the common stock and warrants is contingent upon the Company increasing its authorized shares, and the agreement becomes effective upon this event.  As of March 31, 2009, the Company had not increased its authorized shares, and the transaction has not been consummated as of this date.

Subsequent to March 31, 2009, the Company granted certain common stock options and warrants to various consultants, as well as common stock.  Related to these agreements the Company granted 300,000 shares of common stock, as well as 325,000 common stock options and warrants at exercise prices ranging from $0.50 to $0.75 per share.  Additionally, the Company granted 150,000 common stock warrants at $0.50 per share to a consultant (the warrants are payable in monthly increments of 25,000 over six months).

On May 18, 2009, the Company increased its authorized shares of common stock to 250,000,000 shares.

In May 2009, the Company issued 90,000 shares of common stock in connection with the conversion of debt totaling $45,000 ($.50/share).  There was no gain or loss recorded upon conversion.

During the three months ended June 30, 2009. the Company received $425,000 from a third party as a non-interest, unsecured, due on demand loan.  The third party has indicated that these funds are to be used to purchase $425,000 of common stock once terms have been approved.