Form 10-Q
period 2009-06-30
PERF Go-Green Holdings, Inc
filed 2009-08-19
CIK 1345444

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended:  June 30, 2009
OR
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

(212) 935 3550
(Issuer's telephone number including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date – June 30, 2009
Common Stock, $.0001 Par Value	35,047,961
Class	Shares

PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

INDEX

All items which are not applicable or to which the answer is negative have been omitted from this report.

Perf-Go Green Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

	June 30, 2009	March 31, 2009
	(Unaudited)	(Audited)

Assets

Current Assets:
Accounts receivable – net	$99,575	$481,614
Inventory	125,480	-
Due from factor	162,090	92,106
Prepaid and other current assets	224,863	61,328
Deposits	1,354,558	1,533,047
Total Current Assets	1,966,566	2,168,095

Debt issue costs - net	1,114,893	1,272,971

Equipment - net	272,790	285,397

Total Assets	$3,354,249	$3,726,463

Liabilities and Stockholders' Deficit

Current Liabilities:
Cash overdraft	$51,163	$67,811
Accounts payable	837,704	964,836
Accrued expenses	235,725	84,668
Deferred revenue	-	22,050
Derivative liabilities	14,620,925	15,381,809
Registration rights liability	892,500	892,500
Common stock payable	900,000	100,000
Convertible debt - net	708,642	138,592
Total Current Liabilities	18,246,659	17,652,266

Total Liabilities	18,246,659	17,652,266

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, ($0.0001 par value, 5,000,000 shares authorized, none issued and outstanding)	-	-
Common stock, ($0.0001 par value, 250,000,000 shares authorized, 35,047,961 and 34,265,368 shares issued and outstanding)	3,502	3,427
Additional paid in capital	22,543,554	20,372,598
Accumulated deficit	(37,439,466)	(34,301,828)
Total Stockholders' Deficit	(14,892,410)	(13,925,803)

Total Liabilities and Stockholders' Deficit	$3,354,249	$3,726,463

See accompanying notes to financial statements

Perf-Go Green Holdings, Inc. and Subsidiary
Consolidated Statements of Operations

	Three months	Three months
	Ended	Ended
	June 30, 2009	June 30, 2008
	(Unaudited)	(Unaudited)

Sales - net of allowance of $135,162	$543,310	$1,000

Cost of sales	513,263	1,000

Gross profit	30,047	-

General and administrative	2,992,558	10,815,000

Loss from operations	(2,962,511)	(10,815,000)

Other income (expense)
Derivative liabilities expense	-	(26,310,000)
Change in fair value of derivative liabilities	1,250,016	5,439,000
Registration rights damages	-	(893,000)
Amortization of debt discount	(615,050)	(178,000)
Amortization of debt issue costs	(158,078)	(51,000)
Interest expense	(129,880)	(54,000)
Interest income	-	11,000
Total other income (expense) - net	347,008	(22,036,000)

Net loss	$(2,615,503)	$(32,851,000)

Net loss per share - basic and diluted	$(.08)	$(1.20)

Weighted average number of shares outstanding during the period - basic and diluted	34,783,450	27,341,000

See accompanying notes to financial statements

Perf-Go Green Holdings, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Three Months Ended June 30, 2009 (Unaudited) and for the Year ended March 31, 2009

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid -in Capital	Deficit	Total

Balance, March 31, 2008	11,200,005	$1,120	$1,474,240	$(1,425,015)	$50,345

Issuance of shares in reverse acquisition treated as a recapitalization	21,079,466	2,108	2,047,440	-	2,049,548

In-kind contribution in connection with recapitalization	-	-	51,088	-	51,088

Cash paid as direct offering costs in connection with debt financing	-	-	(210,000)	-	(210,000)

Warrants paid as direct offering costs in connection with debt financing	-	-	(480,246)	-	(480,246)

Debt converted to equity	1,046,703	105	759,424	-	759,529

Recognition of stock based compensation	-	-	13,148,682	-	13,148,682

Ratchet warrant expense (Jan-Mar 2008 conv debt holders)	-	-	47,136	-	47,136

Recognition of stock based consulting	-	-	856,483	-	856,483

Stock issued as compensation	10,000	1	25,699	-	25,700

Stock issued for consulting	929,194	93	2,288,699	-	2,288,792

Reclassification of derivative liability at fair value in connection with conversion of convertible debt	-	-	363,953	-	363,953

Net Loss - 2009	-	-	-	(32,876,813)	(32,876,813)

Balance, March 31, 2009	34,265,368	$3,427	$20,372,598	$(34,301,828)	$(13,925,803)

Stock issued for future services	300,000	30	140,970	-	141,000

Conversion of debt and accrued interest to common stock	90,000	5	44,995	-	45,000

Recognition of stock based compensation - employees	-	-	1,624,887	-	1,624,887

Recognition of stock-based compensation - consulting	-	-	164,640	-	164,640

Stock issued for consulting	392,593	40	162,460	-	162,500

Reclassification of derivative liability at fair value in connection with conversion of convertible debt	-	-	33,004	-	33,004

Remeasurement of derivative liability related to adoption of EITF 07-5	-	-	-	(522,135)	(522,135)

Net Loss	-	-	-	(2,615,503)	(2,615,503)

Balance, June 30, 2009 (unaudited)	35,047,961	$3,502	$22,543,554	$(37,439,466)	$(14,892,410)

Perf-Go Green Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Three months	Three months
	Ended	Ended
	June 30, 2009	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,615,503)	$(32,851,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs	158,078	51,000
Amortization of debt discount	615,050	178,000
Amortization of future services	5,875	-
Depreciation	18,444	-
Derivative expenses	-	26,310,000
Change in fair value remeasurement - embedded conversion option and warrants	(1,250,016)	(5,439,000)
Stock issued for compensation - employees	-	6,278,000
Stock issued for consulting	162,500	-
Recognition of stock-based compensation employees and directors	1,624,887	-
Recognition of stock-based compensation - consultants	164,640	2,757,000
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable - Net	382,040	-
Due from factor	(69,984)	-
Inventory	(125,481)
Prepaids and other current assets	(28,410)	(11,000)
Product deposit	178,490	(597,000)
Increase (Decrease) in:
Accounts payable	(127,132)	337,000
Accrued expenses	151,057	-
Deferred revenue	(22,050)	-
Registration rights payable	-	893,000
Net Cash Used In Operating Activities	(777,515)	(2,094,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in reverse acquisition with Esys	-	2,100,000
Placement agent fee paid in connection with reverse merger	-	(210,000)
Cash paid to acquire equipment	(5,837)	(141,000)
Net Cash Provided By (Used In) Investing Activities	(5,837)	1,749,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(16,648)	-
Proceeds from sale of convertible debt	-	5,950,000
Placement agent fee in connection with fees for bridge and convertible notes		(595,000)
Proceeds from common stock payable	800,000	-
Net Cash Provided By Financing Activities	783,352	5,355,000

Net Increase (Decrease) in Cash and Cash Equivalents	-	5,010,000

Cash and Cash Equivalents - Beginning of Period	-	270,000

Cash and Cash Equivalents - End of Period	$-	$5,280,000

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Year/Period for:
Income taxes	$-	$-
Interest	$75	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for future services	$141,000	$-
Conversion of debt and accrued interest to common stock	$45,000	$-
Reclassification of derivative liability to APIC in connection with conversion of debt to common stock	$33,004	$-
Remeasurement of derivative liability related to bridge warrants upon adoption of EITF 07-5	522,135
Derivative liabilities recorded at commitment date in conneciton with issuance of convertible debt with warrants	$-	$27,457,000
Derivative liability recorded in connection with placement agent warrants and debt & equity financing	$-	$1,875,000
Derivative liability recorded in connection with investor warrants at inception		4,802,000

See accompanying notes to financial statements

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

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

T he Company is focused on the development and global marketing of eco-friendly, non-toxic, food contact compliant, biodegradable plastic products. The Company’s biodegradable plastic products offer a practical and viable solution for reducing plastic waste from the environment. The Company believes that its plastic products will break down in landfill environments within twelve (12) to twenty four (24) months, leaving no visible or toxic residue. The Company’s activities have included capital raising to support its business plan, recruiting board and management personnel, establishing sources of supply and customer relationships. During the year ended March 31, 2009, the Company commenced principal operations with the initiation of significant revenues and exited the development stage.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X for small business issuers and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements include the accounts of Perf-Go Green Holdings, Inc. and its wholly owned subsidiary, Perf-Go Green, Inc. (collectively, the "Company") and all significant intercompany transactions and balances have been eliminated in consolidation. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the more complete information and the Company's audited consolidated financial statements as of March 31, 2009 and the related notes thereto.

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

Significant estimates in 2009 included the valuation of stock issued for compensation and services, stock based compensation arrangements with employees and third parties, fair value of derivative financial instruments, estimated useful life of equipment, and a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Risks and uncertainties

The Company operates in an industry that is subject to intense competition and rapid technological change and is in a state of fluctuation as a result of the global credit crisis.  The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure.

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

Cash and cash equivalents

The Company believes its current available cash along with anticipated revenues will be insufficient to meet its cash needs for the near future and its ability to continue as a going concern is in question.  The Company has been actively negotiating with a number of potential investors to obtain additional financing to meet its cash flow needs for at least the next several weeks.  At the present time, these additional financings have not been consummated and there can be no assurance that the Company will be able to obtain sufficient financing on acceptable terms, if at all.  In the event the Company cannot obtain the needed financing within the next several weeks, the Company may have to materially curtail or even cease its operations.  The Company is making every effort to remedy this situation, but there can be no assurance such efforts will be successful, and the Company is considering all options.

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at June 30, 2009 and March 31, 2009, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2009 and March 31, 2009, the balance exceeding the insured limits were $0, respectively.

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

At June 30, 2009 and March 31, 2009, the Company recorded an allowance for doubtful accounts receivable of $17,726 and $4,033, respectively.

Due from Factor

On March 20, 2009, the Company entered into an agreement with a factor, which will provide, on a discretionary basis, a combined credit facility of $10 million for purchase order financing and factoring.  Under the agreement, the Company agreed to pay the factor a commission of 1.0% to 1.5% of the gross amount of each receivable.  In addition, the Company agreed that the factor will receive a minimum of $100,000 in commissions in the first 12 months.  As collateral for the Company’s obligations under this agreement, the Company has granted the factor a security interest in all of the company’s assets.  The factor advances 80% of the factored receivables and pays a percentage of the 20% when the factored receivable is collected.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Deposits

The manufacturing of our biodegradable plastic products is outsourced to a sole supplier (“supplier”).  In order to secure initial product shipments expected, we have deposits of $1,354,558 and $1,533,047 with the supplier at June 30, 2009 and March 31, 2009, respectively. In order to secure our full payment, the supplier retains title and risk of loss to the related inventory until we make final payment which occurs shortly before shipment to the customer. As such, we do not currently carry inventory for any significant period of time and our inventory balances at June 30, 2009 and March 31, 2009, was $125,480 and $0, respectively.

Long Lived Assets

The Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment loss is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated future cash flows, discounted at a market rate of interest. For the three-month periods ended June 30, 2009 and 2008, the Company did not record any impairment losses.

Equipment

Equipment is stated at cost, less accumulated depreciation computed on a straight-line basis over the estimated useful life, which is three to seven years.

Debt Discount and Debt Issue Costs

These amounts are amortized over the life of the debt to interest expense. If a conversion of the underlying debt occurs, a proportionate share of these amounts is immediately expensed.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amount reported in the balance sheet for accounts receivable, inventory, due from factor, prepaids and other current assets, deposits, accounts payable, accrued expenses, deferred revenues, and common stock payable approximates its fair market value based on the short-term maturity of these instruments.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and warrants, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model. At June 30, 2009 and March 31, 2009, the Company had various derivative instruments.

Segment information

During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Revenue recognition

The Company records revenue when the risks and rewards of ownership have transferred to customers which generally occurs when products are shipped and all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. In arriving at net sales, the Company estimates the amount of deductions that are likely to be taken by customers and adjusts that periodically based on historical experience. The Company records revenues upon shipment. In accordance with the revenue recognition policy of the Company, the factor has held back $135,162 in factored receivables. The Company has recorded a sales allowance reflecting this holdback.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Cost of Sales

Cost of sales represents the purchase of the Company’s products.

Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, costs incurred for producing and communicating advertising for the Company are charged to operations as incurred.

Advertising expense for the three-months ended June 30, 2009, and 2008 was $54,279 and $146,000, respectively.

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

At June 30, 2009 and 2008 the Company’s common stock equivalents consisted of the following:

	2009	2008
Shares underlying convertible debt	10,290,942	7,933,333
Stock options	8,083,600	7,961,600
Warrants	40,413,340	22,929,999
Total common stock equivalents	58,787,882	38,824,932

Since the Company reflected a net loss for the three-months ended June 30, 2009 and 2008, the effect of considering any common stock equivalents, if outstanding, would have been anti-dilutive. A separate computation of diluted earnings (loss) per share is not presented.

Stock-based compensation

All share-based payments to employees are recorded and expensed in the statement of operations Measurement and recognition of compensation expense for all share-based payment awards made to employees, directors and third parties, including grants of stock options based on estimated fair values.  The Company has used certain weighted average assumptions and applied these to the Black-Scholes option-pricing model to estimate grant date fair value for all option grants.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the year, less expected forfeitures.  Forfeitures should be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimates.

Non-employee equity based compensation

Equity-based compensation awards issued to non-employees for services will be recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable.

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
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

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
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

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
June 30, 2009
(Unaudited)

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

Note 3 Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $2,615,503 and net cash used in operations of $777,515 for the period ended June 30, 2009; and has a working capital deficit of $16,280,093 and a stockholders’ deficit of $14,892,410.

Further, losses from operations are continuing subsequent to June 30, 2009 and the Company anticipates that it will continue to generate significant losses from operations for the near future. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

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

Note 4 Due from Factor

Due from factor at June 30, 2009 and March 31,2009 is as follows:
	June 30,2009	March 31,2009
Accounts Receivable	$1,064,697	$253,272
Less: Advances	(751,200)	(156,216)
Less: Commissions	(17,754)	(2,829)
Less: Other Factoring Expenses	(133,653)	(2,121)
Due From Factor	$162,090	$92,106

Note 5 Equipment

Equipment at June 30, 2009 and March 31, 2009 consist of the following:
	June 30,2009	March 31,2009
Furniture and fixtures	$177,018	$171,181
Computer equipment	71,665	71,665
Software	83,392	83,392
	332,075	326,238
Less: accumulated depreciation	(59,285)	(40,841)
Equipment – net	$272,790	$285,397

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Note 6 Convertible Debt, Warrants, Derivative Liabilities and Registration Rights Liability

(A)   Senior Secured Convertible Debentures and Warrants

During May and June 2008, the Company issued $5,950,000 of senior secured convertible debentures with five-year detachable warrants to purchase shares of the Company’s common stock. The convertible debt issued is secured by all assets of the Company. The convertible debt bears interest at 10%, and is payable quarterly in arrears in cash or equity .

During the three-month periods ended June 30,2009 and 2008, $45,000 and $0 of the convertible debentures were converted into 90,000 and 0 shares of common stock, respectively. The remaining face amount of the debentures is $5,145,471 as of June 30, 2009, and are due in May 2011, with respect to $2,250,000 of principal amount, and in June 2011, with respect to $2,895,471 of principal amount.

The Convertible Debentures contain various covenants which, among other things, restrict the Company’s ability to incur additional debt or liens or engage in certain transactions as specified therein. Additionally, the Convertible Debentures define various events of default including non-payment of interest or principal when due, failure to comply with covenants, breach of representations or warranties, failure to obtain effective registration of the common stock underlying the conversion feature or failure to deliver registered common stock, when requested, within a specified timeframe as well as other matters discussed therein. Various remedies exist for an event of default including the acceleration of the maturity of the obligation, an increase in the interest rate to 15%, accrual of certain costs of the debt holders and a reduction of the conversion rate, among other things. The Convertible Debentures also provide that in the event of a “fundamental transaction” such as a change in control, the holder may require that such holder’s Convertible Note be redeemed at an “alternative consideration” which can be, among other things, 135% of the principal amount of the Convertible Note or 130% of the equity conversion value of the Convertible Note. For the period ended June 30, 2009 the Company defaulted on the payment of its quarterly interest to the holders of the convertible debentures issued in May and June. As a result, pursuant to the debenture agreement, the investors could demand payment of the principal at any time. As a result, the convertible debt, net has been classified as a current liability on the balance sheet.

The Convertible Debentures are convertible at the option of the Investors into shares of our common stock at the lower of the (a) “fixed conversion price” of $0.50 per share.  As of June 30, 2009, the debentures can be converted into 10,290,942 shares of common stock based on the $0.50 per share conversion price, subject to adjustment for stock splits, stock dividends, or similar transactions, (b) “lowest conversion price” representing the lowest price, conversion price or exercise price offered by the Company in a subsequent equity financing, convertible security (subject to certain exceptions) or derivative instruments or (c) “mandatory default amount” representing the amount necessary to convert 110% of the face amount of the Convertible Debentures plus accrued interest and costs at the lower of the price of the common stock on the date of demand or the date of payment. The Company’s common stock price at the time of issuance of both the May and June 2008 Convertible Debentures exceeded the relevant conversion price (the fixed conversion price). As a result, the Company determined that since the conversion feature can result in a variable amount of shares being issued, the conversion feature is considered an embedded derivative liability, not a beneficial conversion feature, that needs to be separated from the “host contract” as described further below.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

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

(B) Derivative Liabilities

The Embedded conversion option in the Convertible Debentures and the detachable Warrants are deemed “freestanding financial instruments” that cannot be classified as equity instruments at the commitment date related to their issuance and instead are classified as “derivative liabilities subject to fair value accounting.”

Because the Convertible Debentures were issued with a variable conversion feature and with detachable Warrants with net cash settlement features described above , the fair value of these attributes are calculated and assigned before a value is assigned to the Convertible Debentures.  These derivative liabilities are re-measured every reporting period.

The fair value of the conversion feature of the Convertible Debentures and the initial warrants that is assigned to debt discount (originally $5,950,000) is being amortized over the life of the Convertible Debentures (three years).

The debt discount is amortized to interest expense for any conversions of the debentures based on the pro-rata amount of debenture converted to total debt.  For the three-months ended June 30, 2009 and 2008, the Company amortized $615,050 and $178,000 to interest expense related to amortization of the debt discount.  These amounts include accelerated amortization for any conversions during these periods.

During the three-month period ended June 30, 2009, the Debt holders converted $45,000 of Convertible Debentures into 90,000 shares of common stock of the Company (the “Conversion”). In connection with the Conversion, the Company recorded the face amount of these Convertible Debentures at the date of conversion ($45,000) plus the proportionate share of the related derivative liability, as remeasured on the conversion date, of $33,004 (for a total recorded of $78,004) to stockholders equity.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Convertible debt at June 30, 2009 is as follows:
Convertible debt – net at March 31, 2009	$138,592
Less:
Conversion of debt and accrued interest to common stock	(45,000)
Add:
Amortization of debt discount	615,050
Convertible debt – net at June 30, 2009	$708,642

(C) Placement Agent Warrants

In connection with the issuance of the Convertible Debentures and Warrants during fiscal year 2009, the Company paid a placement agent (the “Placement Agent”) a cash fee of $595,000 and issued them warrants, that have an exercise price of $.50 per share, and expire five years from issuance.   These warrants have the same anti-dilution provisions as the warrants issued to the convertible debt investors. Because the above warrants have the same variable exercise price feature, and cash settlement provisions as the Investor Warrants described above, these warrants are also considered derivative liabilities. As such, their fair value at inception of approximately $1,394,000 was charged to derivative liability.   During fiscal year 2009, the Company recorded the aggregate of the cash and warrant compensation of approximately $1,989,000 as debt issue costs. For the three-months ended June 30, 2009 and 2008, amortization expense related to debt issuance costs was $158,078 and $51,000 , respectively.

(D) Registration Rights Liability

The Company also granted the Debt holders registration rights for the common stock underlying the embedded conversion feature in the Convertible Debentures and the Warrants. The Company can be assessed liquidated damages, as defined in the related agreements, for the failure to file a registration statement in a certain timeframe or for the failure to obtain or maintain effectiveness of such registration statement. Such penalties shall not exceed, in the aggregate, 15% of the aggregate Purchase Price (as defined in the Convertible Debentures). In assessing the likelihood and amount of possible liability for liquidated damages, the Company considered that obtaining and maintaining effectiveness of the registration statement is not within the Company’s control, and concluded that it is probable that a liability will be incurred and therefore recorded a liability for  $892,500 representing its estimate that such liability will be 15% of the proceeds of the Convertible Debentures as registration rights liability. The Company’s registration statement was declared effective on February 10, 2009 and approximately $75,000, plus interest, of liquidated damages had been incurred as of March 31, 2009 and approximately $225,000, plus interest, as of February 10, 2009. The Company continues to be exposed to further registration rights liquidated damages if it does not maintain the effectiveness of such registration statement. At such time as it becomes clear that such effectiveness can be maintained, the remaining liability would be reversed.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

(E)  Derivative Liabilities As Remeasured – Summary at June 30, 2009 and March 31, 2009

	June 30,2009	March 31,2009
Fair value of embedded conversion feature – convertible debt	$2,435,840	$2,738,529
Fair value of warrants – convertible debt	2,393,502	2,588,093
Fair value of warrants - placement agent – in convertible debt offering	239,338	260,557
Fair value of warrant issued in connection with reverse acquisition	125,769	136,070
Fair value of warrants issued related to reverse acquisition to Investors	1,263,754	1,366,781
Fair value of additional warrants issued to investors	3,402,210	3,668,806
Fair value of bridge warrants	483,217
Fair value of warrants issued to factoring agent	241,377	259,484
Fair value of additional warrants to investors for anti-dilution provision	4,035,918	4,363,489
Total derivative liabilities	$14,620,925	$15,381,809

For the three-months ended June 30, 2009 and 2008, the Company recorded a total change in fair value due to remeasurement of derivative liabilities of $1,250,016 and $5,439,000. For the three-months ended June 30, 2009 and 2008, the Company recorded a total derivative expense of $0 and $26,310,000, respectively.

The Company computed the fair value of the above derivatives as of June 30, 2009 and 2008 by using a Black Scholes calculation assuming the following assumptions:

	June 30, 2009	June 30,2008
Expected dividends	0%	0%
Expected volatility	156.6%	93%
Expected term – embedded conversion option	1.87 – 1.95 years	3 years
Expected term – warrants	3.87 – 4.72 years	5 years
Risk free interest rate	2.54%	2.7% - 3.2%

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

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

The detachable warrants permit the holders to purchase an aggregate of 1,500,000 shares of common stock of the Company at a price of $0.69 until January 2013 (with respect to 700,000 shares) or February 2013 (with respect to 800,000 shares). The Company concluded that these warrants met the definition of a freestanding financial instrument that could be classified as equity. The Company determined the fair value of these warrants based upon a Black Scholes valuation calculation with the following assumptions: one and one half year expected life, 150% volatility, 2.11% risk free interest rate and a market price of $0.48 for the underlying common stock. The market price was determined based on the ultimate conversion of these notes into common stock at that price shortly after issuance. The fair value, $669,000 was recorded to deferred finance costs and then, upon the conversion of the notes in March 2008, written off.

On April 1, 2009, upon review of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to and Entity’s Own Stock”, the Company determined that the bridge warrants should have been recorded as derivative liability.  The impact to the Company’s March 31, 2009 financial statements was immaterial.  On April 1, 2009, the Company recorded a charge to retained earnings for $522,135, and recorded a derivative liability associated with the value of the bridge warrants. There is no debt discount recorded since the underlying debt was converted in March 2008.  At June 30, 2009, the Company remeasured the bridge warrants (see Note 6), and recorded an unrealized gain of $38,919.

The Company computed the fair value of the bridge warrants at June 30, 2009 and April 1, 2009 with the following assumptions:

	June 30, 2009	April 1,2009
Expected dividends	0%	0%
Expected volatility	156.6%	149%
Expected term	4.12 years	3.87
Risk free interest rate	2.54%	1.39%

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Note 8 -  Stockholders’ Deficit

During the Three Months Ended June 30, 2009, the Company had the following equity transactions:

(A) Stock Issued for Future Services

The Company issued 300,000 shares of common stock for future consulting services, having a fair value of $141,000 ($0.47/share).  The value of these services is being amortized over the requisite service period of the agreement, which is two years.  During the three months ended June 30, 2009, the Company amortized $5,875 of these services.

(B) Common Stock Payable

The Company received $800,000 from certain investors. The Company has not accepted or formalized the related stock subscriptions, and accordingly has not issued common shares until the terms of the subscriptions become final.

(C) Stock Issued for Consulting

The Company issued 392,593 shares of common stock for services rendered, having a fair value of $162,500 (at share prices ranging from $0.38 to $0.50).

(D) Stock Options

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

The total grant date fair value of options issued to employees, directors, officers and consultants during the three months ended June 30, 2009 and 2008 was $0.41 and $1.85 per share, respectively.  For the three months ended June 30, 2009 and 2008, the Company recognized $1,624,887 and $6,278,000 in stock-based compensation for employees, officer and directors, respectively.  For the three months ended June 30, 2009 and 2008, the Company recognized $164,640 and $494,000 in stock-based compensation to consultants, respectively.  Additionally, for the three months ended June 30, 2009 and 2008, the Company recognized $162,500 and $2,263,000 in compensation expense to consultants for stock issued for past services.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

The Company valued the stock options as of June 30, 2009 and 2008 based upon the use of a Black-Scholes option-pricing model using the following management assumptions:

June 30,2009
Risk-free interest rate	2.54%
Expected dividend yield	0%
Expected volatility	142.1% - 156.6%
Expected term	5 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – March 31, 2008	-	-
Exercised
Granted	7,723,600	$1.51
Forfeited

Outstanding – March 31, 2009	7,723,600	$1.51
Granted	360,000	$.72
Exercised	—	$—
Forfeited	—	$—
Outstanding – June 30, 2009	8,083,600	$1.47
Exercisable – June 30, 2009	8,064,102	$1.47

Options Outstanding
Range of Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.50-$2.00	8,083,600	4.32 years	$1.47

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Options Exercisable
Range of Exercise price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.50 - $2.00	8,064,102	4.32 years	$1.47

At June 30, 2009, the total intrinsic value of options outstanding and exercisable was $0.

Total unrecognized share-based compensation expense from stock options at June 30, 2009 was $8,646, which is expected to be recognized over a weighted average period of approximately 1.0 years.

The total grant date fair value of warrants issued to investors and consultants during the three-month period ended June 30,  2009 was $.35 per share.   For the three-months ended June 30, 2009 and 2008, the Company recognized $44,096 and $0 in stock-based compensation, respectively.  The warrants granted during 2008 were valued as derivative liabilities as described in Note 6.

The Company valued the warrants as of June 30, 2009 utilizing the Black-Scholes option-pricing model using the following management assumptions:

Risk-free interest rate	1.39%- 2.54%
Expected dividend yield	0%
Expected volatility	142% - 154%
Expected term	3 - 5 years
Expected forfeitures	0%

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

The following is a summary of the Company’s warrant activity:
	Warrants	Weighted Average Exercise Price
Outstanding – March 31, 2008	1,650,000		$.69
Exercised
Granted	38,688,340		$.51
Forfeited
Outstanding – March 31, 2009	40,338,340	$	. 51
Granted	75,000		$.50
Exercised	—		$—
Forfeited	—		$—
Outstanding – June 30, 2009	40,413,340		$.51
Exercisable – June , 2009	40,413,340		$.51

Warrants Outstanding and Exercisable

Range of exercise price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.50-$.69	40,413,340	3.90 years	$.51

At June 30, 2009 and 2008, the total intrinsic value of warrants outstanding and exercisable was $0.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Note 9 Concentrations

Statement of Position 94-6 (SOP 94-6), “ Disclosure of Certain Significant Risks and Uncertainties ,” addresses corporate vulnerability to concentrations.

(A) Accounts Receivable

Customer	June 30, 2009	March 31, 2008
A	50%	64%
B	15%	-

(B) Sales

Customer	June 30, 2009	March 31, 2008
A	42%	50%
B	40%	23%

(C) Purchases

Vendor	June 30, 2009	March 31, 2008
A	64%	77%

Note 10 Commitments

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
Notes to Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

(B) Employment Agreements

During the period ended March 31, 2009, the Company entered into employment agreements with four officers and four employees.  The significant terms of the agreements are as follows::

(1)       Officers

               3 year terms
               Aggregate annual base salaries of $575,000
               Eligibility of bonus up to 20% of base compensation
               Annual salary increase of 20%

(2)      Employees

              1 to 2 year terms
              Aggregate annual base salaries of $366,000
              Eligibility of bonus up to 20% of base compensation
              Annual salary increase of 20%

Note 11 Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of June 30, 2009 and August 19, 2009, the date the financial statements were issued and no events of significant were noted.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this Report on Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Report on Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include without limitation:

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

A combination of brand building messages are being delivered through several marketing and advertising vehicles, including television, radio, national print, online marketing and search engine optimization, and retail store promotions. We started off our first quarter of 2009 with the Retailers Choice Award from the National Hardware Show.  This award joins the award we received in 2008 at the Chicago International Housewares Show Design Defined Honoree .

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

Recent Financings

The Company completed the following financings during the period from November 15, 2007 (inception) to June 30, 2009:

Equity Financing - In December 2007, prior to its merger with Perf-Go Green, Inc., Perf-Go Green Holdings, Inc. (the accounting acquiree) raised $2,100,000 in proceeds in the private placement of 4,200,000 common shares and warrants to purchase 4,200,000 shares of the Company’s common stock.  This financing was not conditioned on the reverse acquisition and was done to enhance the ability of the accounting acquiree to consummate a reverse merger transaction.  In June 2008, the warrants were reissued to conform to the same terms as the Warrants in the Convertible Debenture and Warrants financing described below and in Note 6 to the audited consolidated financial statements. In March 2009, the Company re-priced the above warrants, and issued an additional 4,200,000  warrants at $.50 per share to these investors ..  These warrants have the same anti-dilution provision discussed below, and this issuance relates to the anti-dilution provision.  The warrants have immediate vesting, and the same net cash settlement provisions as the  warrants issued to the convertible debenture holders.

Bridge Notes and Warrants - In January and February 2008, Perf-Go Green, Inc. raised an aggregate $750,000 proceeds through the sale of secured convertible notes (“Bridge Notes”) together with warrants to purchase 1,500,000 shares of the Company’s common stock. The Bridge Notes, together with approximately $11,000 of accrued interest, were converted into 1,579,466 shares of the Company’s common stock in March 2008.  In March 2009, the Company re-priced the above warrants, and lowered the exercise price from $.75 per share to $.69, and issued an additional 145,010 detachable Because of the net cash settlement features, and variability of the conversion option in the Convertible Debentures, all of the above Warrants, the conversion option, and the warrants that were re-issued in May 2008 to the December 2007 equity investors, together with certain placement agent warrants all as discussed in Note 6 to the audited consolidated financial statements, these instruments are considered derivative liabilities and are marked-to-market each reporting period.  The additional warrants that were granted to the equity investors above was deemed to be a substantial modification of the above debentures, and resulted in an extinguishment of the debentures.

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

In March 2009, we issued 800,000 warrants at $1.00 per share as part of a credit facility to a  lender .  These warrants have the same net cash settlement features as the above warrants, and accordingly, as more fully described in note 6 to the audited consolidated financial statements, were recorded as a derivative liability.

Financial Condition, Liquidity and Capital Resources

As indicated in the accompanying condensed consolidated financial statements, at June 30, 2009, the Company had  $0 cash and $16,280,093 in negative working capital and a stockholders’ deficit of $(14,892,410).

For the three-month period ended June 30, 2009, the Company had a loss from operations of $(2,962,511) (and a net loss of $(2,615,503)) and utilized $ 777,515 of cash in operating activities. Further, losses from operations are continuing subsequent to June 30, 2009 and the Company anticipates that it will continue to generate significant losses from operations for the near future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes its current available cash along with anticipated revenues will be insufficient to meet its cash needs for the near future and its ability to continue as a going concern is in question.  The Company has been actively negotiating with a number of potential investors to obtain additional financing to meet its cashflow needs for at least the next several weeks.  At the present time, these additional financings have not been consummated and there can be no assurance that the Company will be able to obtain sufficient financing on acceptable terms, if at all.  In the event the Company cannot obtain the needed financing within the next several weeks, the Company may have to materially curtail or even cease its operations.  The Company is making every effort to remedy this situation, but there can be no assurance such efforts will be successful, and the Company is considering all options.

We currently have no material commitments for capital expenditures.

Results of Operations

We began operations on November 15, 2007 and emerged from the development stage during the three months ended September 30, 2008 as we commenced principal operations and generated significant revenues. Our activities from November 15, 2007 through the period ended June 30, 2009 have included capital raising (resulting in the debt and equity-based financing described in Recent Financings above), development and marketing of our biodegradable plastic products, development of mass market product distribution networks for the intended distribution of the products, recruiting personnel, development of an infrastructure to support the planned business and commencement of revenues.

Our results of operations for the three-month periods ended June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008
Revenues	$543,310	$1,000
Loss from operations	(2,962,511)	(10,815,000)
Other income (expense)	347,008	(22,036,000)
Net (loss)	$(2,615,503)	$(32,851,000)

Revenues for the three-month period ended June 30, 2009 primarily reflect  shipments to  Walgreens and CVS Pharmacy as well as sales to a variety of smaller customers.

Loss from operations was driven by general and administrative costs of $2,992,558 and $10,815,000 for the three-month periods ended June 30, 2009 and 2008, respectively. Included in general and administrative costs for the three-month period ended June 30, 2009 are non-cash charges for stock compensation of  $1,952,027, including stock compensation for employees, officers, and directors of $1,624,887, and $327,140 to various consultants, respectively.     We expect to incur significant increases in stock-based compensation as we issue additional options and stock grants to employees, directors, officers and consultants.  Stock-based compensation included in general & administrative costs for the three-month period ended June 30, 2008 was $6,278,000 for employees, officers, and directors, and $494,000 for consultants.  Additionally, 884,194 shares of common stock was issued to consultants resulting in $2,263,000 of stock-based expense for the three-month period ended June 30, 2008.

Other general and administrative expenses excluding stock-based compensation consisted of the following for the three-month periods ended June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
Salary expense and related	$327,088	$177,000
Advertising	54,279	146,000
Investor relations & marketing	44,490	829,000
Legal and professional	125,156	204,000
All other general & administrative	489,518	424,000
	$1,040,531	$1,780,000

We expect that our operating expenses, to the extent we have cash to fund them, will continue to increase in subsequent quarters as we focus our attention on expanding our product introduction, marketing, investor and public relations and investments in our operating infrastructure.

Other income (expense) includes the following:

	June 30, 2009	June 30, 2008
Derivative liability expense at	$-0-	$(26,310,000)
Change in value of derivative liability	1,250,016	$5,439,000
Damages accrued under registration rights agreement		$(893,000)
Amortization of debt discount	(615,050)	$(178,000)
Amortization of debt issuance costs	(158,078)	$(51,000)
Interest expense and amortization	(129,880)	(54,000)
Interest income	-0-	11,000
Total other income (expense)	$347,008	$(22,036,000)

Derivatives –   As discussed further in Notes 6 to the condensed consolidated financial statements, the Company issued Convertible Debentures and Warrants which contain features that have variability in the conversion or exercise price and, with respect to the Warrants, contain a settlement in cash feature if sufficient registered shares cannot be delivered upon exercise of the Warrant. As such, these instruments are accounted for as derivative liabilities because (a) the ultimate amount of shares which we could be required to issue is not known and may increase significantly and (b) we could have to pay cash to the warrant holders for the market value of the shares underlying the warrants. As Derivative liabilities, these uncertainties are reflected as obligations of the Company until they are resolved through conversion, exercise or expiration.

Fair value accounting requires that these derivative liabilities be marked-to-market at each reporting period.  For the three-month periods ended June 30, 2009 and 2008, the Company recorded other income of $1,250,016 and $5,439,000, respectively related to the decrease in the fair value of the derivatives.  The decrease in value is driven primarily by the decrease in the Company stock prices during these periods.  During the three-month period ended June 30, 2009 the Company’s stock price decreased from $.38 per share at March 31, 2009 to $.35 per share at June 30, 2009.  During the three-month period ended June 30, 2008, the Company’s stock price was more volatile, and accordingly, the significant decrease in the stock price in this period reflects the higher income associated with this volatility. An additional driver of the liability going forward could be any additional shares which could become issuable if we trigger certain anti-dilution provisions, for example if we did a dilutive financing. The derivative expense during the three-month period June 30, 2009 was $-0-, as the Company did not issue any derivative instruments during this time period.  Conversely, during the three-month period ended June 30, 2008, the Company issued the convertible debenture and warrants described above, which related in derivative expense at the commitment date during this time period.

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

Interest expense and amortization of debt discount –   The Comp any accrues interest on the face amount of the convertible debentures at 10% per annum, and is payable quarterly in cash or equity.  For the three-month periods ended June 30, 2009 and 2008, the Company recognized $129,880 and $54,000, respectively in interest expense related to the convertible debentures. The debt discount is amortized into interest expense for any conversions of the debentures based on the pro-rata amount of debenture converted to total debt.  For the three-month periods ended June 30, 2009 and 2008, the Company amortized $615,050 and $178,000 of debt discount into interest expense (this includes any accelerated amortization for conversions during these periods).  The higher interest expense in the current period reflects additional discount subsequent to June 30, 2008, as well as the fact that the debentures were not outstanding for the entire three-month period ended June 30, 2008.

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

At June 30, 2009, we had derivative instruments principally related to our issuance of Convertible Debentures and Warrants as discussed further in Note 6 to the condensed consolidated financial statements.  The Convertible Debentures and Warrants have features which make their conversion or exercise price variable and the Warrants contain provisions calling for cash settlement in certain circumstances.  As of June 30, 2009, we have a derivative liability of $14,620,925.  The decrease in the derivative liability from inception represents the decrease in the market price of our stock during the periods presented.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4A(T).    Controls and Procedures.

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

Our current management acknowledges that they are responsible for establishing and maintaining effective internal control over financial reporting for the Company. Because of the abbreviated period of approximately twelve months during which the Company, operating as Perf-Go Green, Inc., was a reporting company during the period ended June 30, 2009, management had not completed an assessment of the Company’s internal control over financial reporting under a recognized control framework.   That assessment process is ongoing and will be completed during the fiscal year ending March 31, 2010. Accordingly, the Company will include management’s required and formal report on its assessment of the effectiveness of the Company’s internal control over financial reporting in its annual report for that period.

Management has identified the following material weaknesses in the Company’s ICFR set forth below during the period covered by this report. Management has taken and continues to take steps required, in its opinion, to correct these deficiencies.

Financial Statements for Perf-Go Green, Inc.

The financial statements of Perf-Go Green, Inc., a private company that we acquired in a reverse acquisition in May 2008, included in our Form 8-K filing on May 16, 2008 have been restated for an accounting error. Such restatement arose due to the failure to record the fair value of warrants issued with convertible debentures as required by generally accepted accounting principles. As we migrate our internal controls as described below, in July 2008 we retained a financial reporting consultant to assist us with our financial and SEC reporting and in June and July we added director with financial expertise to our Board of Directors.  We also formed an audit committee of the board of directors. It is through the addition of these resources and processes that the error was discovered and, as such, we consider this particular weakness to be subsequently remediated by the addition of those resources and processes.

Financial Statement Close Process

There are insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and applications of US GAAP and SEC disclosure requirements.

There is a lack of formal process and timeline for closing the books and records at the end of each reporting period.

There is insufficient expertise with US generally accepted accounting principles, SEC rules and regulations, for review of critical accounting areas and disclosures and material non-standard transactions.

The Company currently has an insufficient level of monitoring and oversight controls for review and recording of stock issuances, agreements and contracts, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions.

These weaknesses restrict the Company’s ability to timely gather, analyze and report information relative to the financial statements.

Entity Level Controls

The Company currently has insufficient resources (including a dedicated Chief Financial Officer) and an insufficient level of monitoring and oversight, which may restrict the Company’s ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions.  Due to insufficient resources, the Company does not have the capacity nor does it take action to monitor the functioning of its system of internal control, which is a material weakness.

Functional Controls and Segregation of Duties

We have ineffective controls relating to the recording of revenue.

Because of our limited resources, there are limited controls over information processing, and insufficient internal controls over the accuracy, completeness and authorization of transactions.

There is an inadequate segregation of duties consistent with control objectives.  Our management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist a situation which is common in new companies.  In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties, which the Company is presently evaluating.  Management will continue to reassess this matter in the following year to determine whether improvement in segregation of duties is feasible.

Management believes that the material weaknesses as set forth above were the result of the scale of our operations and are intrinsic to our small size.  Management believes these weaknesses did not have a material effect on our financial results.

Remedial Action

We are committed to improving our financial organization.  As part of this commitment, we will hire a qualified chief financial officer to oversee our accounting and financial reporting functions and increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.  Management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department.  These personnel will provide the depth of knowledge and time commitment to provide a greater level of review for corporate activities.  Until we have a qualified full-time Chief Financial Officer, we have retained the services of qualified consultants to assist the Company in the preparation of its financial statements and the satisfaction of its SEC regulatory requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies and others which we may identify during the fiscal year ended March 31, 2010.

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

(c) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

There were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for period ended June 30, 2009.

PART II - OTHER INFORMATION

Item 1A.     Risk Factors

Any investment in our common stock involves a high degree of risk.  The following additional risks were identified during the three months ended June 30, 2009:

We need to raise additional capital or take other measures during the quarter ending June 30, 2009 in order to continue our operations and the current credit and financial environment is very uncertain.

The Company’s cash flow projections presently indicate that projected revenues will not be sufficient to fund operations in the near future and its ability to continue as a going concern is in question.  As such, the Company will need to raise additional financing or take other measures in the coming weeks in order to continue its operations. The Company has been actively negotiating with a number of potential investors to obtain additional financings which have not been consummated and there can be no assurance that the Company will be able to obtain the needed financings on acceptable terms, if at all. In the event the Company cannot obtain the needed financing within the next several weeks, the Company may have to materially curtail or even cease its operation. The Company is making every effort to remedy this situation, but there can be no assurance such efforts will be successful.

Item 1B.     Legal Proceedings

None

For a more complete listing and description of these and other risks that the Company faces please see our Form 8-K filed on May 13, 2008 and Form S-1/A  filed on February 9, 2009.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2009, the Company agreed to issue Joseph Tracy 75,000 shares of its common stock at a price per share of $0.50 under the Company’s 2008 Share Incentive Plan in consideration for certain consulting services.

In April 2009, the Company issued Excalibur Limited Partnership 250,000 shares of its common stock under the Company’s 2008 Share Incentive Plan for certain consulting services.

On April 27, 2009, the Company issued Optimus Solutions Consulting 130,400 shares of its common stock under the Company’s 2008 Share Incentive Plan for certain consulting services.

In April, May and June of 2009, the Company issued BGR Government Affairs, LLC (“BGR”) $67,593 shares of the Company’s Common Stock. The term of the Company’s consulting agreement with BGR calls for monthly issuances of $10,000 of stock for the term of the agreement, subject to the approval of the Company’s Board of Directors. The Shares shall be issued under the Company’s 2008 Share Incentive Plan.

On June 1, 2009, the Company agreed to issue PR Financial Marketing, LLC 300,000 shares of its common stock and options to purchase an additional 200,000 shares of its common stock at an exercise price of $0.75 per share under the Company’s 2008 Share Incentive Plan in consideration for certain consulting services.

In April, May and June of 2009, the Company agreed to issue certain investors up to 1,796,240 shares of its common stock at a prices per share ranging from $.35 to $.50 per share under the Company’s 2008 Share Incentive Plan.

Item 3.                 Defaults Upon Senior Securities

In May and June, 2009, the Company defaulted on the payment of its quarterly interest to the holders of the convertible debentures issued in May and June 2008.

Item 4.                 Submission of Matters to a Vote of Security Holders.

In May 2009, the Company received the written consent of the holders of a majority of its outstanding common stock: (a) increasing the number of authorized shares of common stock from 100,000,000 shares of common stock to 250,000,000 shares of common stock and (b) approving the Company’s 2008 Share Incentive Plan.

Item 5.                 Other Information.

None.

Item 6. – Exhibits

3.1	Amendment to Certificate of Incorporation.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a – 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERF-GO GREEN HOLDINGS, INC.
(Registrant)

Date: August 18, 2009	By:	/s/ Anthony Tracy
Anthony Tracy, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Caridi
Michael Caridi, Chief Operating Officer and Interim
Chief Financial Officer
(Principal Financial and Accounting Officer)