Form 10-Q
period 2009-09-30
PERF Go-Green Holdings, Inc
filed 2009-12-24
CIK 1345444

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended:  September 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                    to

Commission File Number 333-141054

Perf-Go Green Holdings, Inc.
(Exact name of smaller reporting company as specified in its charter)

Delaware	333-141054	20-3079717
(State or other jurisdiction of	(Commission File	(IRS Employer Identification No.)
incorporation or organization)	Number)

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
Yes  ☐         No        ☐

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
Yes ☐       No ☒

As of December 21, 2009, there were 36,186,738 shares outstanding of the registrant’s common stock.

PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

ITEM 1. FINANCIAL STATEMENTS.

Perf-Go Green Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

	September 30, 2009	March 31, 2009
	(Unaudited)	(Audited)

Assets

Current Assets:
Accounts receivable - net	$170,737	$481,614
Inventory	313,258	-
Due from factor	-	92,106
Prepaid and other current assets	177,414	61,328
Deposits	1,309,966	1,533,047
Total Current Assets	1,971,375	2,168,095

Debt issue costs - net	976,091	1,272,971

Equipment - net	253,946	285,397

Total Assets	$3,201,412	$3,726,463

Liabilities and Stockholders' Deficit

Current Liabilities:
Cash overdraft	$49,240	$67,811
Accounts payable	1,451,700	964,836
Accrued expenses	408,806	84,668
Due to factor	114,325	-
Deferred revenue	-	22,050
Derivative liabilities	5,956,549	15,381,809
Registration rights liability	892,500	892,500
Common stock payable	550,000	100,000
Convertible debt - net	-	138,592
Total Current Liabilities	9,423,120	17,652,266

Long Term Liabilities
Convertible debt - net	1,475,671	-

Total Liabilities	10,898,791	17,652,266

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, ($0.0001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock, ($0.0001 par value, 100,000,000 shares authorized,
36,186,738 and 34,265,368 shares issued and outstanding)	3,616	3,427
Additional paid-in capital	22,961,664	20,372,598
Accumulated deficit	(30,662,659)	(34,301,828)
Total Stockholders' Deficit	(7,697,379)	(13,925,803)

Total Liabilities and Stockholders' Deficit	$3,201,412	$3,726,463

See accompanying notes to financial statements.

Perf-Go Green Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Sales	$346,827	$425,000	$890,137	$426,000

Cost of sales	257,888	269,000	771,151	270,000

Gross profit	88,939	156,000	118,986	156,000

General and administrative	1,181,626	4,214,000	4,174,184	15,029,000

Loss from operations	(1,092,687)	(4,058,000)	(4,055,198)	(14,873,000)

Other income (expense)
Derivative liabilities expense	-	-	-	(26,310,000)
Change in fair value of derivative liabilities	8,711,815	10,564,000	9,961,831	16,003,000
Registration rights damages	-	-	-	(893,000)
Amortization of debt discount	(567,029)	(497,000)	(1,182,079)	(675,000)
Amortization of debt issue costs	(138,802)	(153,000)	(296,880)	(204,000)
Interest expense	(136,490)	(162,000)	(266,370)	(216,000)
Interest income	-	23,000	-	34,000
Total other income (expense)	7,869,494	9,775,000	8,216,502	(12,261,000)

Net income (loss)	$6,776,807	$5,717,000	$4,161,304	$(27,134,000)

Net income (loss) per common share :
Basic	$0.19	$0.17	$0.12	$(0.90)
Diluted	$0.14	$0.15	$0.09	$(0.90)

Weighted average number
of common shares outstanding:
Basic	35,175,170	33,175,000	34,980,380	30,274,000
Diluted	45,866,112	47,392,000	45,671,322	30,274,000

See accompanying notes to financial statements.

Perf-Go Green Holdings, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Six Months Ended September 30, 2009 (Consolidated) and for the Year Ended March 31, 2009
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid -in Capital	Deficit	Total

Balance, March 31, 2008	11,200,005	1,120	1,474,240	(1,425,015)	50,345

Issuance of shares in reverse acquisition treated as a recapitalization	21,079,466	2,108	2,047,440	-	2,049,548

In-kind contribution in connection with recapitalization	-	-	51,088	-	51,088

Cash paid as direct offering costs in connection with debt financing	-	-	(210,000)	-	(210,000)

Warrants paid as direct offering costs in connection with debt financing	-	-	(480,246)	-	(480,246)

Debt converted to equity	1,046,703	105	759,424	-	759,529

Recognition of stock-based compensation	-	-	13,148,682	-	13,148,682

Ratchet warrant expense (Jan-Mar 2008 conv debt holders)	-	-	47,136	-	47,136

Recognition of stock-based consulting	-	-	856,483	-	856,483

Stock issued as compensation	10,000	1	25,699	-	25,700

Stock issued for consulting	929,194	93	2,288,699	-	2,288,792

Reclassification of derivative liability at fair value in connection with conversion of convertible debt	-	-	363,953	-	363,953

Net Loss	-	-	-	(32,876,813)	(32,876,813)

Balance, March 31, 2009	34,265,368	3,427	20,372,598	(34,301,828)	(13,925,803)

Stock issued for future services	300,000	30	140,970	-	141,000

Debt converted to equity	90,000	5	44,995	-	45,000

Issuance of common shares for common stock payable	1,037,594	104	349,896	-	350,000

Recognition of stock-based compensation - employees	-	-	1,627,140	-	1,627,140

Recognition of stock-based compensation - consulting	-	-	200,612	-	200,612

Stock issued for consulting	493,776	50	192,449	-	192,499

Reclassification of derivative liability at fair value in connection with conversion of convertible debt	-	-	33,004	-	33,004

Remeasurement of derivative liability related to adoption of FASB ASC 815-40	-	-	-	(522,135)	(522,135)

Net Income	-	-	-	4,161,304	4,161,304

Balance, September 30, 2009	36,186,738	$3,616	$22,961,664	$(30,662,659)	$(7,697,379)

See accompanying notes to financial statements.

Perf-Go Green Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	September 30, 2009	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,161,304	$(27,134,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs	296,880	892,000
Amortization of debt discount	1,182,079	-
Amortization of future services	23,500	-
Depreciation	37,288	14,000
Warrant expense	47,439	-
Derivative expenses	-	26,310,000
Change in fair value remeasurement - embedded conversion option and warrants	(9,961,831)	(16,003,000)
Stock issued for compensation - employees	-	8,716,000
Stock issued for consulting	192,499	2,893,000
Recognition of stock-based compensation - employees	1,627,140	-
Recognition of stock-based compensation - consultants	200,612	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	310,878	(400,000)
Due from factor	92,106	-
Inventory	(313,258)	-
Prepaids and other current assets	1,414	10,000
Product deposit	223,081	(1,835,000)
Increase (Decrease) in:
Accounts payable and accrued liabilties	486,864	109,000
Accrued expenses	324,138	-
Due to factor	114,325
Deferred revenue	(22,050)	-
Registration rights payable	-	893,000
Net Cash Used In Operating Activities	(975,592)	(5,535,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in reverse acquisition with Esys	-	2,100,000
Placement agent fee paid in connection with reverse merger	-	(210,000)
Cash paid to acquire equipment	(5,837)	(199,000)
Net Cash Provided By (Used In) Investing Activities	(5,837)	1,691,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(18,571)	-
Proceeds from sale of convertible debt	200,000	5,950,000
Placement agent fee in connection with fees for bridge and convertible notes	-	(595,000)
Proceeds from common stock payable	800,000	-
Net Cash Provided By Financing Activities	981,429	5,355,000

Net Increase (Decrease) in Cash and Cash Equivalents	-	1,511,000

Cash and Cash Equivalents - Beginning of Period	-	270,000

Cash and Cash Equivalents - End of Period	$-	$1,781,000

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$36	$131,000
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities associated with convertible debentures and warrants at inception	$-	$5,950,000
Derivative liabilities associated with placement agent warrants at inception	$-	$1,875,000
Stock issued for future services	$141,000	$-
Conversion of debt and accrued interest to common stock	$45,000	$-
Reclassification of derivative liability to APIC in connection with conversion of debt to common stock	$33,003	$-
Remeasurement of derivative liability related to bridge warrants upon adoption of FASB ASC 815-40	$522,135	$-
Derivative liabilities recorded at commitment date in conneciton with issuance of convertible debt and warrants	$47,439	$27,457,000
Derivative liability recorded in connection with placement agent warrants and debt & equity financing	$-	$1,875,000
Common shares issued for common stock payable	$350,000	$-
Derivative liability recorded in connection with investor warrants at inception	$-	$4,802,000

See accompanying notes to financial statements.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Note 1 - Organization and Nature of Operations

Perf-Go Green Holdings, Inc. (“Holdings”), formerly known as ESYS Holdings, Inc. (“ESYS”) and La Solucion, Inc. (the “Company”), was incorporated in Delaware in April 2005. Its business was originally intended to provide assistance to the non-English speaking Hispanic population in building and maintaining a life in North Carolina but it did not establish operations in connection with its business plan.

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

Perf-Go Green became the surviving corporation, in a transaction treated as a reverse acquisition. Holdings did not have any operations and majority-voting control was transferred to Perf-Go Green.  The transaction also required a recapitalization of Perf-Go Green.

Since Perf-Go Green acquired a controlling voting interest, it was deemed the accounting acquirer, while Holdings was deemed the legal acquirer. The historical financial statements of the Company are those of Perf-Go Green, and of the consolidated entities from the date of merger and subsequent.

Since the transaction was considered a reverse acquisition and recapitalization, the presentation of pro-forma financial information was not required.

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

The Company is focused on the development and global marketing of eco-friendly, non-toxic, food contact compliant, biodegradable plastic products. The Company’s biodegradable plastic products offer a practical and viable solution for reducing plastic waste from the environment. The Company believes that its plastic products will break down in landfill environments within twelve (12) to twenty four (24) months, leaving no visible or toxic residue. The Company’s activities have included capital raising to support its business plan, recruiting board of directors and management personnel and establishing sources of supply and customer relationships. During the year ended March 31, 2009, the Company commenced principal operations with the initiation of significant revenues and exited the development stage.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Articles 8 and 10 of Regulation S-X for small business issuers and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited consolidated financial statements include the accounts of Perf-Go Green Holdings, Inc. and its wholly-owned subsidiary, Perf-Go Green, Inc. (collectively, the "Company") and all significant intercompany transactions and balances have been eliminated in consolidation. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These unaudited consolidated financial statements should be read in conjunction with the more complete information and the Company's audited consolidated financial statements as of March 31, 2009 and the related notes thereto.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates in 2009 included the valuation of stock issued for compensation and services, stock-based compensation arrangements with employees and third parties, fair value of derivative financial instruments, estimated useful life of equipment, and a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
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

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at September 30, 2009 and March 31, 2009, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2009 and March 31, 2009, there were no balances exceeding the insured limits.

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

At September 30, 2009 and March 31, 2009, the Company recorded an allowance for doubtful accounts receivable of $17,726 and $4,033, respectively.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to  Consolidated Financial Statements
September 30, 2009
(Unaudited)

Due (to) from Factor

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

Deposits

The manufacturing of the Company’s biodegradable plastic products is outsourced to a sole supplier (“supplier”).  In order to secure initial product shipments expected, the Company has deposits of $1,309,966 and $1,533,047 with the supplier at September 30, 2009 and March 31, 2009, respectively. In order to secure full payment, the supplier retains title and risk of loss to the related inventory until final payment which occurs before shipment to the customer. The Company does not currently carry inventory for any significant period of time and inventory balances at September 30, 2009 and March 31, 2009, was $313,258 and $0, respectively.

Long-Lived Assets

The Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment charge is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated undiscounted future cash flows, discounted at a market rate of interest. For the three and six month periods ended September 30, 2009 and 2008, the Company did not record any impairment charges.

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

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to  Consolidated Financial Statements
September 30, 2009
(Unaudited)

Fair Value of Financial Instruments

The carrying amounts of the Company’s short-term financial instruments, including the Company’s current assets (exclusive of cash) and current liabilities, approximate fair value due to the relatively short period to maturity for these instruments.

Warrants and Derivative Liabilities

The Company reviews any common stock purchase warrants and other freestanding derivative financial instruments at each balance sheet date and will classify on the balance sheet as:

a)
Equity if they (i) require physical settlement or net-share settlement, or (ii) gives us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement), or as

b)
Assets or liabilities if they (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

The Company assesses classification of our common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Segment Information

During 2009 and 2008, the Company only operated in one segment; therefore, segment information has not been presented.

Revenue Recognition

The Company records revenue when the risks and rewards of ownership have transferred to customers which generally occurs when products are shipped and all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. In arriving at net sales, the Company estimates the amount of deductions that are likely to be taken by customers and adjusts that periodically based on historical experience. The Company records revenues upon shipment. In accordance with the revenue recognition policy of the Company, the factor has held back $12,034 in factored receivables. The Company has recorded a sales allowance reflecting this holdback.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to  Consolidated Financial Statements
September 30, 2009
(Unaudited)

Cost of Sales

Cost of sales represents the purchase of the Company’s products.

Advertising

Costs incurred for producing and communicating advertising for the Company are charged to operations as incurred.

Advertising expense for the three and six month periods ended September 30, 2009, and 2008 was $36,045, $90,324, $653,000 and $947,000, respectively.

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

At September 30, 2009 and 2008 the Company’s common stock equivalents consisted of the following:

	2009	2008
Shares underlying convertible debt	10,690,942	7,933,333
Stock options	8,173,600	7,407,600
Warrants	40,488,340	22,929,999
Total common stock equivalents	59,352,882	38,270,932

For the three and six month periods ended September 30, 2009, all of the Company’s common stock options and warrants had exercise prices in excess of the Company’s average market price of the common stock into which they convert, accordingly, there was no dilutive effect for these periods as it relates to the options and warrants. Related to the Company’s convertible notes, for the three and six month periods ended September 30, 2009, on an “as if” converted basis, the Company had 10,690,942 dilutive common stock equivalents for both periods, resulting in total dilutive common shares of 45,866,112 and 45,671,322, respectively.  Additionally, dilutive net income reflects the add back of approximately $136,000 and $266,000 of interest expense related to the Senior Secured Convertible Debentures for the three and six months ended September 30, 2009, respectively.   For the six month period ended September 30, 2008, the Company reflected a net loss and the effect of considering any common stock equivalents would have been anti-dilutive for this period.  For the three month period ended September 30, 2008, the Company had 14,217,000 dilutive common stock equivalents, which resulted in total dilutive shares of 47,392,000. Additionally, diluted income for the three month period ended September 30, 2008 reflects the add back of approximately $812,000 of interest expense and related amortization of the Senior Secured Convertible Debentures.

Share Based Payments

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights, are measured at their fair value on the awards’ grant date, and based on the estimated number of awards that are ultimately expected to vest. Share-based payment awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded as a component of general and administrative expense.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to  Consolidated Financial Statements
September 30, 2009
(Unaudited)

Recent Accounting Pronouncements

In April 2009, the FASB issued Accounting Standards Codification (“ASC”) Topic 805 (“Topic 805”), Business Combinations.  This topic requires that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The topic defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  The topic will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  The topic will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  The topic will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, Topic 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of Topic 805 is not expected to have a material effect on its financial position, results of operations or cash flows.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to  Consolidated Financial Statements
September 30, 2009
(Unaudited)

In December 2007, the FASB issued ASC Topic 810 (“Topic 810”), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51”. Topic 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. Topic 810 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of Topic 810 is not expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued ASC Topic 815 (“Topic 815”) “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” Topic 815 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of Topic 815 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC Topic 350 (“Topic 350”), “Determination of the Useful Life of Intangible Assets” . This Topic amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this Topic is to improve the consistency between the useful life of a recognized intangible asset  and the period of expected cash flows used to measure the fair value of the asset. This Topic is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of Topic 350, to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued ASC Topic 470 (“Topic 470”) “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”.  Topic 470 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Topic 470 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of this Topic to have a material impact on its financial position, results of operations or cash flows.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to  Consolidated Financial Statements
September 30, 2009
(Unaudited)

In October 2008, the FASB issued ASC Topic 820 (“Topic 820”), “ Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” with an immediate effective date, including prior periods for which financial statements have not been issued.  Topic 820 clarifies the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objectives of Topic 820 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of Topic 820 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued ASC Topic 820 (“Topic 820”), “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by previous GAAP. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of Topic 820 is not expected to have a material effect on the Company’s financial position, results of operatio ns, or cash flows.

In May 2009, the FASB issued ASC Topic 855 (“Topic 855”) “Subsequent Events”. Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Topic sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Topic 855 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of Topic 855 will have on its financial statements.

In June 2009, the FASB issued ASC Topic 860 (“Topic 860”) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”.  Topic 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Topic 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of Topic 860 will have on its financial statements.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to  Consolidated Financial Statements
September 30, 2009
(Unaudited)

In June 2009, the FASB issued ASC Topic 810 (“Topic 810”) “Amendments to FASB Interpretation No. 46(R)”.  Topic 810  improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. Topic 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of Topic 810 will have on its financial statements.

 In June 2009, the FASB issued ASC Topic 105 (“Topic 105”) “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Topic 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in Topic 105. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 - Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company had a net loss from operations of $4,161,304 and net cash used in operations of $975,592 for the six month period ended September 30, 2009; and has a working capital deficit of $7,451,745 and a stockholders’ deficit of $7,697,379.  The Company’s net income for this period reflects the non-cash change in the unrealized gain related to derivative liabilities of $9,961,831 as discussed in Note 6.

Further, losses from operations are continuing subsequent to September 30, 2009 and the Company anticipates that it will continue to generate significant losses from operations for the near future. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
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

Note 4 Fair Value

The Company has categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by GAAP.

The levels of fair value hierarchy are as follows:

•	Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access;

•
Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category presented in the tables below may include changes in fair value that were attributable to both observable and unobservable inputs.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during the year ended August 31, 2009, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at September 30, 2009
Derivative Liabilities	$-	$-	$5,956,549	$5,956,549
Total	$-	$-	$5,956,549	$5,956,549

There were derivative liabilities of $15,381,809 requiring a Level 3 fair value classification at September 30, 2008.

Note 5 - Due from Factor

Due (to) from factor at September 30, 2009 and March 31, 2009 is as follows:

	September 30, 2009	March 31, 2009
Accounts Receivable	$134,674	$253,272
Less: Advances	(229,405)	(156,216)
Less: Commissions	(8,533)	(2,829)
Less: Other Factoring Expenses	(11,061)	(2,121)
Due (To) From Factor	$(114,325)	$92,106

Note 6 - Equipment

Equipment at September 30, 2009 and March 31, 2009 consist of the following:

	September 30, 2009	March 31, 2009
Furniture and fixtures	$177,018	$171,181
Computer equipment	71,665	71,665
Software	83,392	83,392
	332,075	326,238
Less: accumulated depreciation	(78,129)	(40,841)
Equipment – net	$253,946	$285,397

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to  Consolidated Financial Statements
September 30, 2009
(Unaudited)

Note 7 - Convertible Debt, Warrants, Derivative Liabilities and Registration Rights Liability

(A)   Senior Secured Convertible Debentures and Warrants

During May and June 2008, the Company issued $5,950,000 of senior secured convertible debentures with five-year detachable warrants to purchase shares of the Company’s common stock. The convertible debt issued is secured by all assets of the Company. The convertible debt accrues interest at 10%, and is payable quarterly in arrears in cash or equity.

Additionally, in August 2009, the Company issued $200,000 of senior secured convertible debentures with 100,000 five year detachable warrants at an exercise price of $.50 per share to purchase shares of the Company’s common stock. This debenture is unsecured, accrues interest at 22%, and matures in November 2009.  The detachable warrants have the same derivative features as the other convertible debentures and warrants described below, and accordingly, are recorded as derivative liabilities.

During the six month period ended September 30, 2009,  $45,000 of the convertible debentures were converted into 90,000 shares of common stock, respectively. There were no conversions for the six month period ended September 30, 2008. The remaining face amount of the debentures is $5,345,471 as of September 30, 2009 and are due in May 2011, with respect to $2,250,000 of principal amount, and in June 2011, with respect to $2,895,471 of principal amount, and in December 2009, with respect to $200,000 of principal amount.  As discussed in Note 11, subsequent to September 30, 2009 a significant amount of the convertible debentures were converted into common stock.

The Convertible Debentures contain various covenants which, among other things, restrict the Company’s ability to incur additional debt or liens or engage in certain transactions as specified therein. Additionally, the Convertible Debentures define various events of default including non-payment of interest or principal when due, failure to comply with covenants, breach of representations or warranties, failure to obtain effective registration of the common stock underlying the conversion feature or failure to deliver registered common stock, when requested, within a specified timeframe as well as other matters discussed therein. Various remedies exist for an event of default including the acceleration of the maturity of the obligation, an increase in the interest rate to 15% (related to the May and  June 2008 notes), accrual of certain costs of the debt holders and a reduction of the conversion rate, among other things. The Convertible Debentures also provide that in the event of a “fundamental transaction” such as a change in control, the holder may require that such holder’s Convertible Note be redeemed at an “alternative consideration” which can be, among other things, 135% of the principal amount of the Convertible Note or 130% of the equity conversion value of the Convertible Note.

The Convertible Debentures are convertible at the option of the Investors into shares of the Company’s common stock at the lower of the (a) “fixed conversion price” of $0.50 per share.  As of September 30, 2009, the debentures can be converted into 10,690,942 shares of common stock based on the $0.50 per share conversion price, subject to adjustment for stock splits, stock dividends, or similar transactions, (b) “lowest conversion price” representing the lowest price, conversion price or exercise price offered by the Company in a subsequent equity financing, convertible security (subject to certain exceptions) or derivative instruments or (c) “mandatory default amount” representing the amount necessary to convert 110% of the face amount of the Convertible Debentures plus accrued interest and costs at the lower of the price of the common stock on the date of demand or the date of payment. The Company’s common stock price at the time of issuance of both the May and June 2008 Convertible Debentures exceeded the relevant conversion price (the fixed conversion price). As a result, the Company determined that since the conversion feature can result in a variable amount of shares being issued, the conversion feature is considered an embedded derivative liability, not a beneficial conversion feature, that needs to be separated from the “host contract” as described further below.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to  Consolidated Financial Statements
September 30, 2009
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

(B) Derivative Liabilities

The embedded conversion option discussed above in the Convertible Debentures and the detachable Warrants are deemed “freestanding financial instruments” that cannot be classified as equity instruments at the commitment date related to their issuance and instead are classified as “derivative liabilities subject to fair value accounting.”

Because the Convertible Debentures were issued with a variable conversion feature and with detachable Warrants with net cash settlement features described above, the fair value of these attributes are calculated and assigned before a value is assigned to the Convertible Debentures.  These derivative liabilities are re-measured every reporting period.

The fair value of the conversion feature of the Convertible Debentures and the initial warrants that is assigned to debt discount (originally $5,950,000) is being amortized over the life of the Convertible Debentures (three years).  During the six months ended September 30, 2009, the Company recorded a derivative liability of $47,439 related to the fair value of the detachable warrants issued with the $200,000 convertible debenture.

The debt discount is amortized to interest expense for any conversions of the debentures based on the pro-rata amount of debenture converted to total debt.  For the three and six months ended September 30, 2009 and 2008, the Company amortized $567,029, $1,182,079, $497,000, and $675,000, respectively, to interest expense related to amortization of the debt discount.  These amounts include accelerated amortization for any conversions during these periods.

During the six-month period ended September 30, 2009, the Debt holders converted $45,000 of Convertible Debentures into 90,000 shares of common stock of the Company (the “Conversion”). In connection with the Conversion, the Company recorded the face amount of these Convertible Debentures at the date of conversion ($45,000) plus the proportionate share of the related derivative liability, as remeasured on the conversion date, of $33,004 (for a total recorded of $78,004) to stockholders equity.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to  Consolidated Financial Statements
September 30, 2009
(Unaudited)

Convertible debt at September 30, 2009 is as follows:

Convertible debt – net at March 31, 2009	$138,592
Conversion of debt and accrued interest to common stock	(45,000)
Add:
Debt proceeds	200,000
Amortization of debt discount	1,182,079
Convertible debt – net at September 30, 2009	$1,475,671

(C) Placement Agent Warrants

In connection with the issuance of the Convertible Debentures and Warrants during fiscal year 2009, the Company paid a placement agent (the “Placement Agent”) a cash fee of $595,000 and issued them warrants, that have an exercise price of $.50 per share, and expire five years from issuance.   These warrants have the same anti-dilution provisions as the warrants issued to the convertible debt investors. Because the above warrants have the same variable exercise price feature, and cash settlement provisions as the Investor Warrants described above, these warrants are also considered derivative liabilities. As such, their fair value at inception of approximately $1,394,000 was charged to derivative liability.   During fiscal year 2009, the Company recorded the aggregate of the cash and warrant compensation of approximately $1,989,000 as debt issue costs. For the three and six months ended September 30, 2009 and 2008, amortization expense related to debt issuance costs was $138,802, $296,880, $153,000 and $ 204,000, respectively.

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

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to  Consolidated Financial Statements
September 30, 2009
(Unaudited)

(E)  Derivative Liabilities As Remeasured – Summary at September 30, 2009 and March 31, 2009

	September 30, 2009	March 31, 2009
Fair value of embedded conversion feature – convertible debt	$832,158	$2,738,529
Fair value of warrants – convertible debt	1,024,089	2,588,093
Fair value of warrants - placement agent – in convertible debt offering	99,260	260,557
Fair value of warrant issued in connection with reverse acquisition	51,746	136,070
Fair value of warrants issued related to reverse acquisition to Investors	523,510	1,366,781
Fair value of additional warrants issued to investors	1,435,338	3,668,806
Fair value of bridge warrants	199,645
Fair value of warrants issued to factoring agent	101,691	259,484
Fair value of conversion feature and warrants - 2009	13,585	-
Fair value of additional warrants to investors for anti-dilution provision	1,675,527	4,363,489
Total derivative liabilities	$5,956,548	$15,381,809

For the three and six months ended September 30, 2009 and 2008, the Company recorded income related to the total change in fair value due to remeasurement of derivative liabilities of $8,711,815, $9,961,831, $10,564,000 and $16,003,000, respectively. There was no derivative expense for any periods presented, except for $26,310,00 for the six months ended September 30, 2008.

The Company computed the fair value of the above derivatives as of September 30, 2009 and 2008 by using a Black-Scholes option pricing model calculation assuming the following assumptions:

	Septmeber 30, 2009	September 30,2008
Expected dividends	0%	0%
Expected volatility	173.45%	93%
Expected term – embedded conversion option	1.62 – 1.69 years	3 years
Expected term – warrants	3.62 – 4.88 years	5 years
Risk free interest rate	2.54%	2.7% - 3.2%

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to  Consolidated Financial Statements
September 30, 2009
(Unaudited)

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

On April 1, 2009, upon review of EITF 07-5 (ASC 815-40), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to and Entity’s Own Stock”, the Company determined that the bridge warrants should have been recorded as derivative liability.  The impact to the Company’s March 31, 2009 financial statements was immaterial.  On April 1, 2009, the Company recorded a charge to retained earnings for $522,135, and recorded a derivative liability associated with the value of the bridge warrants. There is no debt discount recorded since the underlying debt was converted in March 2008.  At September 30, 2009, the Company remeasured the bridge warrants (see Note 6), and recorded an unrealized gain of $283,570.

The Company computed the fair value of the bridge warrants at September 30, 2009 and April 1, 2009 with the following assumptions:

	September 30, 2009	April 1,2009
Expected dividends	0%	0%
Expected volatility	173.45%	149%
Expected term	3.62 years	3.87
Risk free interest rate	1.45%	1.39%

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Note 9 - Stockholders’ Deficit

During the six months ended September 30, 2009, the Company had the following equity transactions:

(A) Stock Issued for Future Services

The Company issued 300,000 shares of common stock for future consulting services, having a fair value of $141,000 ($0.47/share).  The value of these services is being amortized over the requisite service period of the agreement, which is two years.  During the three and six months ended September 30, 2009, the Company amortized $17,625 and $23,500, respectively, of these services.

(B) Common Stock Payable

The Company received $800,000 from certain investors. Related to $450,000 of the $800,000, the Company has not accepted or formalized the related stock subscriptions, and accordingly has not issued common shares until the terms of the subscriptions become final. Accordingly, as of September 30, 2009, the company has recorded a common stock payable of $550,000.  During the six months ended September 30, 2009, the Company issued 1,037,594 shares of common stock related to the receipt of $350,000 in cash proceeds.

(C) Stock Issued for Consulting

The Company issued 493,776 shares of common stock for services rendered, having a fair value of $192,499 (at share prices ranging from $0.22 to $0.50).

(D) Stock Options

In June 2008, the Company adopted the 2008 Share Incentive Plan (the “Plan”) which permits the granting of stock options and other forms of stock-based compensation to employees and consultants of the Company. Under the Plan, the Company has reserved 10,000,000 shares of common stock for issuance under the Plan.

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with weighted average assumptions as determined in part by management. The expected volatility for the current period was developed by using historical volatility of the Company’s stock history since the reverse acquisition.  The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected term of the options grant date.

The total grant date fair value of options issued to employees, directors, officers and consultants during the six months ended September 30, 2009 and 2008 was $0.37 and $2.07 per share, respectively.  For the three and six months ended September 30, 2009 and 2008, the Company recognized $38,225, $1,827,752, $2,534,000 and $9,304,000, respectively, in stock-based compensation for employees, officer, directors, and consultants.   Additionally, for the six months ended September 30, 2009 and 2008, the Company recognized $192,499 and $2,209,000, respectively, in compensation expense to consultants for stock issued for past services.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

The Company valued the stock options as of September 30, 2009 and 2008 based upon the use of a Black-Scholes option-pricing model using the following management assumptions:

September 30, 2009
Risk-free interest rate	2.02%- 2.54%
Expected dividend yield	0%
Expected volatility	142.1% - 173.5%
Expected term	5 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – March 31, 2008	-	-
Exercised	-	-
Granted	7,723,600	$1.51
Forfeited	-	-

Outstanding – March 31, 2009	7,723,600	$1.51
Granted	450,000	$.68
Exercised	—	$—
Forfeited	—	$—
Outstanding – June 30, 2009	8,173,600	$1.46
Exercisable – June 30, 2009	8,159,143	$1.46

Options Outstanding
Range of Exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 0.50-$2.00	8,173,600	4.12 years	$1.46

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to  Consolidated Financial Statements
September 30, 2009
(Unaudited)

Options Exercisable
Range of Exercise price	Number Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$ 0.50 - $2.00	8,159,143	4.12 years	$1.46

At September 30, 2009, the total intrinsic value of options outstanding and exercisable was $0.

Total unrecognized share-based compensation expense from stock options at September 30, 2009 was $6,395, which is expected to be recognized over a weighted average period of approximately 1.0 years.

The total grant date fair value of warrants issued to investors and consultants during the six-month period ended September 30, 2009 was $.37 per share.   For the six-months ended September 30, 2009 and 2008, the Company recognized $60,810 and $0 in stock-based compensation, respectively.  The warrants granted during 2008 were valued as derivative liabilities as described in Note 6.

The Company valued the warrants as of September 30, 2009 utilizing the Black-Scholes option-pricing model using the following management assumptions:

Risk-free interest rate	1.39%- 2.54%
Expected dividend yield	0%
Expected volatility	142% - 166%
Expected term	3 - 5 years
Expected forfeitures	0%

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to  Consolidated Financial Statements
September 30, 2009
(Unaudited)

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – March 31, 2008	1,650,000		$.69
Exercised	-		-
Granted	38,688,340		$.51
Forfeited	-		-
Outstanding – March 31, 2009	40,338,340	$	. 51
Granted	250,000		$.50
Exercised	—		$—
Forfeited	—		$—
Outstanding – September 30, 2009	40,588,340		$.51
Exercisable – September 30 , 2009	40,588,340		$.51

Warrants Outstanding and Exercisable

Range of exercise price	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$ 0.50-$.69	40,588,340	3.62 years	$.51

At September 30, 2009 and 2008, the total intrinsic value of warrants outstanding and exercisable was $0.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to  Consolidated Financial Statements
September 30, 2009
(Unaudited)

Note 10 - Commitments

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

Note 11 - Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2009 and December 24, 2009, the date the financial statements were issued.

In October 2009, related to convertible debentures as described in Note 6, certain investors converted $2,065,471 and $144,139 of principal and accrued interest, respectively, into 22,096,108 shares of restricted common stock at a conversion price of $.10 per share.

In August 2009, PGOG entered into a short term loan transaction with one of its Noteholders in the principal amount of $200,000 in the form of an unsecured convertible debenture to mature and be repaid in 90 days and to accrue an interest rate of  22% per annum.  The loan will be convertible into 400,000 shares at a conversion price of $.50 per share.  In consideration for the loan, PGOG issued warrants to purchase 100,000 shares of common stock at exercise price of $.50 per share.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements contained in this Report on Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Report on Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

2. Our ability to generate customer demand for our products;

3. The intensity of competition; and

4. General economic conditions.

All written and oral forward-looking statements made in connection with this Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

The Company is considered to be in the development stage as defined in Accounting Standards Codifcation Topic 915 , “Development Stage Entity,” and is subject to the risks associated with activities of development stage companies.  While we have raised a significant amount of financing in connection with the Share Exchange, our operations are unproven and therefore it is not certain that we will have sufficient cash to continue our activities for the coming twelve months.  We currently do not have any commitments for new funding.

Recent Financings

The Company completed the following financings during the period from November 15, 2007 (inception) to September 30, 2009:

Equity Financing - In December 2007, prior to its merger with Perf-Go Green, Inc., Perf-Go Green Holdings, Inc. (the accounting acquiree) raised $2,100,000 in proceeds in the private placement of 4,200,000 common shares and warrants to purchase 4,200,000 shares of the Company’s common stock.  This financing was not conditioned on the reverse acquisition and was done to enhance the ability of the accounting acquiree to consummate a reverse merger transaction.  In June 2008, the warrants were reissued to conform to the same terms as the Warrants in the Convertible Debenture and Warrants financing described below and in Note 6 to the condensed consolidated financial statements instruments, and are considered derivative liabilities and are marked-to-market each reporting period. In March 2009, the Company re-priced the above warrants, and issued an additional 4,200,000  warrants at $.50 per share to these investors ..  These warrants have the same anti-dilution provision discussed below, and this issuance relates to the anti-dilution provision.  The warrants have immediate vesting, and the same net cash settlement provisions as the  warrants issued to the convertible debenture holders.

Bridge Notes and Warrants - In January and February 2008, Perf-Go Green, Inc. raised an aggregate $750,000 proceeds through the sale of secured convertible notes (“Bridge Notes”) together with warrants to purchase 1,500,000 shares of the Company’s common stock. The Bridge Notes, together with approximately $11,000 of accrued interest, were converted into 1,579,466 shares of the Company’s common stock in March 2008.  In March 2009, the Company re-priced the above warrants, and lowered the exercise price from $.75 per share to $.69, and issued an additional 145,010 detachable warrants.   Because of the net cash settlement features, and variability of the conversion option in the Convertible Debentures, all of the above Warrants, the conversion option, and the warrants that were re-issued in May 2008 to the December 2007 equity investors, together with certain placement agent warrants all as discussed in Note 6 to the condensed consolidated financial statements,  are considered derivative liabilities and are marked-to-market each reporting period.  The additional warrants that were granted to the equity investors above was deemed to be a substantial modification of the above debentures, and resulted in an extinguishment of the debentures.

Convertible Debentures and Warrants - In connection with the Share Exchange, on May 13, 2008 and June 10, 2008, the Company raised an aggregate $5,950,000 proceeds a private placement of its senior secured convertible debentures in the principal amount of $5,950,000 and warrants to purchase 7,933,333 shares (“initial warrants”) of the Company’s common stock.  The conversion option associated with the debt has a variable conversion feature, and the warrants have certain net cash settlement features, and accordingly, these instruments are recorded as derivative liabilities as described further in Note 6 to the condensed consolidated financial statements.  The warrants are subject to adjustment for certain anti-dilution provisions.  Additionally, during fiscal year 2009, we re-priced the initial warrants to $.50 per share and issued an additional 10,800,000 and 7,933,333 warrants to the equity investors on the same terms as the initial warrants above.  The 7,933,333 additional warrants were issued as a result of the anti-dilution provision.

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

In August 2009, we issued $200,000 in unsecured convertible debentures to an investor with 100,000 detachable common stock warrants at an exercise price of $.50 per share with immediate vesting.  The conversion option and warrants have the same derivative features as the above convertible debentures and warrants, and accordingly, are recorded as derivative liabilities as discussed in [Note 6] to the condensed consolidated financial statements.

On November 6, 2009, Perf-Go Green Holdings, Inc. (the “Company”) and its various Noteholders including, Dr. Sadah and Ms. Dror, Bhansali Equities, Semper Gestion, E.G.G. Pension, Whalehaven Capital LP (“Whalehaven”), Brio Capital and Excalibur Special Opportunity Fund LP  entered into a debt conversion agreement (the “Debt Conversion Agreement”).  Pursuant to the Debt Conversion Agreement, all Noteholders agreed to convert the aggregate principal amount of $2,565,471.25 and accrued interest of $179,695.12 of its indebtedness into 27,451,664 restricted shares of common stock of the Company.

Financial Condition, Liquidity and Capital Resources

As indicated in the accompanying condensed consolidated financial statements, at September 30, 2009, the Company had $0 cash and $7,451,745 in negative working capital and a stockholders’ deficit of $(7,697,379).

For the six-month period ended September 30, 2009, the Company had a loss from operations of $(4,161,304) and utilized $957,592 of cash in operating activities. Further, losses from operations are continuing subsequent to September 30, 2009 and the Company anticipates that it will continue to generate significant losses from operations for the near future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes its current available cash along with anticipated revenues will be insufficient to meet its cash needs for the near future and its ability to continue as a going concern is in question.  The Company has been actively negotiating with a number of potential investors to obtain additional financing to meet its cash flow needs for at least the next several weeks.  At the present time, these additional financings have not been consummated and there can be no assurance that the Company will be able to obtain sufficient financing on acceptable terms, if at all.  In the event the Company cannot obtain the needed financing within the next several weeks, the Company may have to materially curtail or even cease its operations.  The Company is making every effort to remedy this situation, but there can be no assurance such efforts will be successful, and the Company is considering all options. In addition to the Company’s implementation of previous cost cutting measures, the Company is conducting an internal review of all previous business expenses incurred including travel and entertainment to confirm these expenditures were an appropriate use of company resources.

We currently have no material commitments for capital expenditures.

Results of Operations

We began operations on November 15, 2007 and emerged from the development stage during the three months ended September 30, 2008 as we commenced principal operations and generated significant revenues. Our activities from November 15, 2007 through the period ended September 30, 2009 have included capital raising (resulting in the debt and equity-based financing described in Recent Financings above), development and marketing of our biodegradable plastic products, development of mass market product distribution networks for the intended distribution of the products, recruiting personnel, development of an infrastructure to support the planned business and commencement of revenues.

Our results of operations for the three-month periods ended September 30, 2009 and 2008 are as follows:

	September 30, 2009	September 30, 2008
Revenues	$346,827	$425,000
Loss from operations	(1,092, 687)	(4,058,000)
Other income	7,869,494	9,775,000
Net income	$6,776,807	$5,717,000

Revenues for the three-month period ended September 30, 2009 primarily reflect shipments to Walgreens and CVS Pharmacy as well as sales to a variety of smaller customers.

Loss from operations was driven by general and administrative costs of $1,181,626and $4,214,000 for the three-month periods ended September 30, 2009 and 2008, respectively. Included in general and administrative costs for the three-month period ended September 30, 2009 are non-cash charges for stock compensation of  $68,225, including stock compensation for employees, officers, and directors of $2,252, and $65,973 to various consultants, respectively.     We may incur significant increases in stock-based compensation as we issue additional options and stock grants to employees, directors, officers and consultants.  Stock-based compensation included in general & administrative costs for the three-month period ended September 30, 2008 was $2,575,000, including stock compensation for employees, officers, and directors of $2,439,000, and $136,000 for consultants.

Other general and administrative expenses excluding stock-based compensation consisted of the following for the three-month periods ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008
Salary expense and related	$285,979	$324,000
Investor relations & marketing	136,495	709,000
Legal and professional	100,107	236,000
All other general & administrative	590,820	370,000
	$1,113,401*	$1,639,000

*Excludes non-cash charges for stock compensation of  $68,225.

We expect that our operating expenses, to the extent we have cash to fund them, will continue to increase in subsequent quarters as we focus our attention on expanding our product introduction, marketing, investor and public relations and investments in our operating infrastructure.

Other income (expense) includes the following:

	September 30, 2009	September 30, 2008
Change in value of derivative liability	8,711,815	10,564,000
Amortization of debt discount	(567,029)	(497,000)
Amortization of debt issuance costs	(138,802)	(153,000)
Interest expense and amortization	(136,490)	(162,000)
Interest income	-0-	23,000
Total other income	$7,869,494	$9,775,000

Derivatives –   As discussed further in Notes 6 to the consolidated financial statements, the Company issued Convertible Debentures and Warrants which contain features that have variability in the conversion or exercise price and, with respect to the Warrants, contain a settlement in cash feature if sufficient registered shares cannot be delivered upon exercise of the Warrant. As such, these instruments are accounted for as derivative liabilities because (a) the ultimate amount of shares which we could be required to issue is not known and may increase significantly and (b) we could have to pay cash to the warrant holders for the market value of the shares underlying the warrants. As Derivative liabilities, these uncertainties are reflected as obligations of the Company until they are resolved through conversion, exercise or expiration.

Fair value accounting requires that these derivative liabilities be marked-to-market at each reporting period.  For the three-month periods ended September  30, 2009 and 2008, the Company recorded other income of $8,711,815 and $10,564,000, respectively related to the decrease in the fair value of the derivatives.  The decrease in value is driven primarily by the decrease in the Company stock prices during these periods.  During the three month period ended September 30, 2009 the Company’s stock price decreased from $.35 per share at June 30, 2009 to $.15 per share at September 30, 2009.  During the three month period ended September 30, 2008, the Company’s stock price decreased from $1.75 per share at June 30, 2008 to $1.10 per share at September 30, 2008.   An additional driver of the liability going forward could be any additional shares which could become issuable if we trigger certain anti-dilution provisions, for example if we did a dilutive financing. The derivative expense during the three-month periods September 30, 2009 and 2008 was $-0-, as the Company did not issue any derivative instruments that created derivative expense during these time periods

Registration Rights Agreement – Under a registration rights agreement, the common stock underlying the conversion feature of the Convertible Debentures and the Warrants is required to be registered and maintain such registration. The Company can be assessed liquidated damages, as defined in the related agreements, for the failure to file a registration statement in a certain timeframe or for the failure to obtain or maintain effectiveness of such registration statement. Such penalties are generally limited to approximately $893,000 in the aggregate. Because obtaining and maintaining effectiveness of the registration statement is not within the Company’s control, the Company has concluded to record a liability for approximately $893,000 representing the liquidated damages that may be assessed if the Company fails to satisfy its registration obligations. The Company’s registration  statement  was  declared  effective  on  February 10, 2009  at  which  time  an  aggregate of approximately $225,000 of liquidated damages, before interest thereon, had accrued under the agreement. If the Company ultimately concludes that it can maintain effectiveness of the registration statement, the remaining liability would be reversed.

Interest expense and amortization of debt discount –   The Company accrues interest on the face amount of the convertible debentures at 10% per annum, and is payable quarterly in cash or equity.  For the three month periods ended September 30, 2009 and 2008, the Company recognized $136,490 and $162,000, respectively in interest expense related to the convertible debentures. The debt discount is amortized into interest expense for any conversions of the debentures based on the pro-rata amount of debenture converted to total debt.  For the three month periods ended September 30, 2009 and 2008, the Company amortized $567,029 and $497,000 of debt discount into interest expense (this includes any accelerated amortization for conversions during these periods).  The higher interest expense in the current period reflects additional discount subsequent to September 30, 2008.

Interest income – Consists of interest earned on bank deposits and deposits in an institutional money market fund with a broker-dealer.

Our results of operations for the six month periods ended September 30, 2009 and 2008 are as follows:

	September 30, 2009	September 30, 2008
Revenues	$890,137	$426,000
Loss from operations	(4,055,198)	(14,873,000)
Other income (expense)	8,216,502	(12,261,000)
Net income (Loss)	$4,161,304	$(27,134,000)

Revenues for the six month period ended September 30, 2009 primarily reflect  shipments to  Walgreens and CVS Pharmacy as well as sales to a variety of smaller customers.

Loss from operations was driven by general and administrative costs of $4,174,184 and $15,029,000 for the six month periods ended September 30, 2009 and 2008, respectively. Included in general and administrative costs for the six month period ended September 30, 2009 are non-cash charges for stock compensation of $2,020,251, including stock compensation for employees, officers, and directors of $1,627,140 and $393,111 to various consultants, respectively. We may incur significant increases in stock-based compensation as we issue additional options and stock grants to employees, directors, officers and consultants. Stock-based compensation included in general & administrative costs for the six month period ended September 30, 2008 was $11,609,000, including stock compensation for employees, officers, and directors of $8,716,000, and $2,893,000 for consultants. The large stock compensation in 2008 relative to 2009 is due to the significant number of option grants in 2008 to directors that had immediate vesting rights.

Other general and administrative expenses excluding stock-based compensation consisted of the following for the six month periods ended September 30, 2009 and 2008:

	September 30, 2009	September 30, 2008
Salary expense and related	$613,067	$525,000
Investor relations & marketing	180,985	1,832,000
Legal and professional	225,263	475,000
All other general & administrative	1,134,615	588,000
	$2,153,930	$3,420,000

We expect that our operating expenses, to the extent we have cash to fund them, will continue to increase in subsequent quarters as we focus our attention on expanding our product introduction, marketing, investor and public relations and investments in our operating infrastructure.

Other income (expense) includes the following:

	September 30, 2009	September 30, 2008
Derivative liability expense at	$-0-	$(26,310,000)
Change in value of derivative liability	9,961,831	16,003,000
Damages accrued under registration rights agreement	-0-	(893,000)
Amortization of debt discount	(1,182,079)	(675,000)
Amortization of debt issuance costs	(296,880)	(204,000)
Interest expense and amortization	(266,370)	(216,000)
Interest income	-0-	34,000
Total other income (expense)	$8,216,502	$(12,261,000)

Derivatives

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

Fair value accounting requires that these derivative liabilities be marked-to-market at each reporting period.  For the six-month periods ended September 30, 2009 and 2008, the Company recorded other income of $9,961,831 and $16,003,000, respectively related to the decrease in the fair value of the derivatives.  The decrease in value is driven primarily by the decrease in the Company stock prices during these periods.  During the six month period ended September 30, 2009 the Company’s stock price decreased from $.38 per share at March 31, 2009 to $.15 per share at September 30, 2009.  During the six month period ended September 30, 2008, the Company’s stock price decreased from $1.81 per share at May 22, 2008 to $1.10 per share at September 30, 2008.   An additional driver of the liability going forward could be any additional shares which could become issuable if we trigger certain anti-dilution provisions, for example if we did a dilutive financing. The derivative expense during the six month period ended September 30, 2009 was $-0-, as the Company did not issue any derivative instruments during this time period.  For the six month period ended September 30, 2008, the Company issued a significant amount of convertible debentures and warrants with derivative features that resulted in significant derivative expense upon the initial valuation of the respective instruments.

Registration Rights Agreement

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

Interest expense and amortization of debt discount

The Company accrues interest on the face amount of the convertible debentures at 10% per annum, and is payable quarterly in cash or equity.  For the six month periods ended September 30, 2009 and 2008, the Company recognized $266,370 and $216,000, respectively in interest expense related to the convertible debentures. The debt discount is amortized into interest expense for any conversions of the debentures based on the pro-rata amount of debenture converted to total debt.  For the six month periods ended September 30, 2009 and 2008, the Company amortized $1,182,079 and $675,000 of debt discount into interest expense (this includes any accelerated amortization for conversions during these periods).  The higher interest expense in the current period reflects additional discount subsequent to September 30, 2008.

Interest income

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

Share-Based Payments – We follow accounting principles generally accepted in the United States ("U.S. GAAP") which establishes standards for share-based transactions in which an entity receives employee’s or consultants services for (a) equity instruments of the entity, such as stock options or warrants, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments.  U.S. GAAP requires that we expense the fair value of stock options and similar awards, as measured on the awards’ grant date.  This applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date.

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

If factors change and we employ different assumptions  in future periods, the compensation expense that we record  may differ significantly from what we have recorded in the current period. There is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation.  Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future.  Employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements.  Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements.

Derivative liabilities – U.S. GAAP requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In addition, freestanding derivative instruments such as certain warrants are also derivative liabilities. We estimate the fair value of these instruments using the Black-Scholes option pricing model which takes into account a variety of factors, including historical stock price volatility, risk-free interest rates, remaining term and the closing price of our common stock. Changes in the assumptions used to estimate the fair value of these derivative instruments could result in a material change in the fair value of the instruments. Although we believe the assumptions used to estimate the fair values of the warrants are reasonable, we cannot assure the accuracy of the assumptions or estimates. Derivative liabilities are recorded at fair value at inception and then are adjusted to reflect fair value as at each period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

At September 30, 2009, we had derivative instruments principally related to our issuance of Convertible Debentures and Warrants as discussed further in Note 6 to the condensed consolidated financial statements.  The Convertible Debentures and Warrants have features which make their conversion or exercise price variable and the Warrants contain provisions calling for cash settlement in certain circumstances.  As of September 30, 2009, we have a derivative liability of $5,956,549.  The decrease in the derivative liability from inception represents the decrease in the market price of our stock during the periods presented.

Recent Accounting Pronouncements

In April 2009, the FASB issued Accounting Standards Codification ("ASC") Topic 805, "Business Combinations".  This topic requires that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The topic defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  The Topic will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  The Topic will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  The Topic will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, Topic 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of Topic 805 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC Topic 810, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51”. Topic 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. Topic 810 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of Topic 810 is not expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued ASC Topic 815 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.”. Topic 815 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect its adoption of Topic 815 to have a material impact on its financial position, results of operations or cash flows.

In April 2008, the FASB issued ASC Topic 350, “Determination of the Useful Life of Intangible Assets” . This Topic amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this Topic is to improve the consistency between the useful life of a recognized intangible asset  and the period of expected cash flows used to measure the fair value of the asset. This Topic is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of Topic 350, to have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued ASC Topic 470 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. ASC Topic 470 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. Topic 470 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not expect the adoption of this Topic to have a material impact on its financial position, results of operations or cash flows.

In October 2008, the FASB issued ASC Topic 820, “ Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” with an immediate effective date, including prior periods for which financial statements have not been issued.  Topic 820 clarifies the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist.  The objectives of Topic 820 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date.  The adoption of Topic 820 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued ASC Topic 820, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed,” which further clarifies the principles established by previous GAAP. The guidance is effective for the periods ending after June 15, 2009 with early adoption permitted for the periods ending after March 15, 2009. The adoption of Topic 820 is not expected to have a material effect on the Company’s financial position, results of operatio ns, or cash flows.

In May 2009, the FASB issued ASC Topic 855 “Subsequent Events”. Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Topic sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Topic 855 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of Topic 855 will have on its financial statements.

In June 2009, the FASB issued ASC Topic 860 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”.  Topic 860 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Topic 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of Topic 860 will have on its financial statements.

In June 2009, the FASB issued ASC Topic 810 “Amendments to FASB Interpretation No. 46(R)”.  Topic 810  improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. Topic 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of Topic 810 will have on its financial statements.

 In June 2009, the FASB issued ASC Topic 105 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Topic 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in Topic 105. All other accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.

Other accounting standards have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

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

Our current management acknowledges that they are responsible for establishing and maintaining effective internal control over financial reporting for the Company. Because of the abbreviated period of approximately twelve months during which the Company, operating as Perf-Go Green, Inc., was a reporting company during the period ended Septemeber 30, 2009, management had not completed an assessment of the Company’s internal control over financial reporting under a recognized control framework.   That assessment process is ongoing and will be completed during the fiscal year ending March 31, 2010. Accordingly, the Company will include management’s required and formal report on its assessment of the effectiveness of the Company’s internal control over financial reporting in its annual report for that period.

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

There is an inadequate segregation of duties consistent with control objectives.  Our management is composed of a small number of individuals resulting in a situation where limitations on segregation of duties exist a situation, which is common in new companies.  In order to remedy this situation, we would need to hire additional staff to provide greater segregation of duties, which the Company is presently evaluating.  Management will continue to reassess this matter in the following year to determine whether improvement in segregation of duties is feasible.

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

(c) Changes in Internal Controls Over Financial Reporting. There were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for period ended September 30, 2009.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report of Form 10-K for the year ended March 31, 2009, filed with the SEC on July 14, 2009 and our Form 8-K filed on May 13, 2008 and Form S-1/A filed on February 9, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 26, 2009, we entered into a short term loan transaction (the “Offering”) with Whalehaven Capital Fund Limited (“Whalehaven”) in the principal amount of $200,000 in the form of an unsecured convertible debenture (the “Debenture”). The Debenture shall: (i) mature and be repaid in 90 days, (ii) accrue interest at a rate of 22% per annum and (iii) shall be initially convertible into 400,000 shares of common stock of the Company at an initial conversion price of $.50 per share, at the election of the holder of the Debenture. In connection with this loan transaction we issued Whalehaven warrants to purchase 100,000 shares of our common stock at an exercise price of $.50 per share. The warrant is exercisable for a period of five years (the “Warrant”).

In effecting the Offering, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. We did not engage in any public advertising or general solicitation in connection with this transaction. We provided Whalehaven with disclosure of the material aspects of its business. Whalehaven represented to the Company that it was an “accredited investor” as defined under Regulation D under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended September 30, 2009.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted for a vote of our security holders during the period ended September 30, 2009.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

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

PERF-GO GREEN HOLDINGS, INC.
(Registrant)

Date: December 24, 2009	By:	/s/ Anthony Tracy
Anthony Tracy, Chairman of the Board and
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael Caridi
Michael Caridi, Chief Operating Officer and
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)