Form 10-Q
period 2009-12-31
PERF Go-Green Holdings, Inc
filed 2010-03-22
CIK 1345444

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  December 31, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from__________to_________

Commission File Number 333-141054

Perf-Go Green Holdings, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	333-141054	20-3079717
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

12 E. 52nd Street, 4th Floor, New York, New York 10022
(Address of principal executive offices and Zip code)

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

As of March 15, 2010 there were 65,107,118 shares outstanding of the registrant’s common stock.

PERF-GO GREEN HOLDINGS, INC. AND SUBSIDIARY

ITEM 1. FINANCIAL STATEMENTS.

Perf-Go Green Holdings, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)

Assets

Current Assets:
Accounts receivable - net	$57,819	$481,614
Due from factor	26,864	92,106
Inventory	219,135	-
Prepaid and other current assets	56,608	61,328
Deposits	1,111,901	1,533,047
Total Current Assets	1,472,327	2,168,095

Debt issue costs - net	692,648	1,272,971

Equipment - net	133,931	285,397

Total Assets	$2,298,906	$3,726,463

Liabilities and Stockholders' Deficit

Current Liabilities:
Cash overdraft	$34,186	$67,811
Accounts payable	1,544,372	964,836
Accrued expenses	463,559	84,668
Deferred revenue	-	22,050
Derivative liabilities	1,216,693	15,381,809
Registration rights liability	892,500	892,500
Loans payable	103,000	-
Common stock payable	150,000	100,000
Convertible debt - net	-	138,592
Total Current Liabilities	4,404,310	17,652,266

Long Term Liabilities
Convertible debt - net	537,944	-

Total Liabilities	4,942,254	17,652,266

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock, ($0.0001 par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock, ($0.0001 par value, 100,000,000 shares authorized,
65,107,118 and 34,265,368 shares issued and outstanding)	6,511	3,427
Additional paid-in capital	25,800,092	20,372,598
Accumulated deficit	(28,449,951)	(34,301,828)
Total Stockholders' Deficit	(2,643,348)	(13,925,803)

Total Liabilities and Stockholders' Deficit	$2,298,906	$3,726,463

Perf-Go Green Holdings, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Sales	$242,991	$462,000	$1,133,128	$888,000

Cost of sales	76,928	331,000	848,078	601,000

Gross profit	166,063	131,000	285,050	287,000

General and administrative	1,192,412	3,652,000	5,366,763	18,681,000

Loss from operations	(1,026,349)	(3,521,000)	(5,081,713)	(18,394,000)

Other income (expense)
Derivative liabilities expense	-	-	-	(26,310,000)
Change in fair value of derivative liabilities	4,739,856	12,745,000	14,701,687	28,748,000
Registration rights damages	-	-	-	(893,000)
Amortization of debt discount	(1,127,744)	(931,000)	(2,309,823)	(1,605,000)
Amortization of debt issue costs	(283,443)	(283,000)	(580,323)	(500,000)
Loss on extinguishment of debt
Interest expense	(89,445)	(136,000)	(355,815)	(340,000)
Interest income	-	6,000	-	40,000
Total other income (expense)	3,239,224	11,401,000	11,455,726	(860,000)

Net income (loss)	$2,212,875	$7,880,000	$6,374,013	$(19,254,000)

Net income (loss) per common share :
Basic	$0.04	$0.23	$0.16	$(0.65)
Diluted	$0.04	$0.22	$0.14	$(0.65)

Weighted average number
of common shares outstanding:
Basic	50,579,467	33,669,000	40,198,984	29,664,000
Diluted	57,139,467	41,138,000	46,758,984	29,664,000

Perf-Go Green Holdings, Inc. and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Nine Months Ended December 31, 2009 (Unaudited) and for the Year ended March 31, 2009 and 2008

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid -in Capital	Deficit	Total

Balance, March 31, 2008	11,200,005	$1,120	$1,474,240	$(1,425,015)	$50,345

Issuance of shares in reverse acquisition treated as a recapitalization	21,079,466	2,108	2,047,440	-	2,049,548

In-kind contribution in connection with recapitalization	-	-	51,088	-	51,088

Cash paid as direct offering costs in connection with debt financing	-	-	(210,000)	-	(210,000)

Warrants paid as direct offering costs in connection with debt financing	-	-	(480,246)	-	(480,246)

Debt converted to equity	1,046,703	105	759,424	-	759,529

Recognition of stock based compensation	-	-	13,148,682	-	13,148,682

Ratchet warrant expense (Jan-Mar 2008 conv debt holders)	-	-	47,136	-	47,136

Recognition of stock based consulting	-	-	856,483	-	856,483

Stock issued as compensation	10,000	1	25,699	-	25,700

Stock issued for consulting	929,194	93	2,288,699	-	2,288,792

Reclassification of derivative liability at fair value in connection with conversion of convertible debt	-	-	363,953	--	363,953

Net Loss - 2009	-	-	-	(32,876,813)	(32,876,813)

Balance, March 31, 2009	34,265,368	$3,427	$20,372,598	$(34,301,828)	$(13,925,803)

Stock issued for services	1,368,047	137	403,958	-	404,095

Conversion of debt and accrued interest to common stock	22,436,109	2,244	2,261,231	-	2,263,475

Shares issued as loan extension fee	1,000,000	100	49,900	-	50,000

Issuance of common stock for cash	6,037,594	604	849,396	-	850,000

Recognition of stock based compensation - employees	-	-	1,629,392	-	1,629,392

Recognition of stock-based compensation - consulting	-	-	200,612	-	200,612

Reclassification of derivative liability at fair value in connection with conversion of convertible debt	-	-	33,004	-	33,004

Remeasurement of derivative liability related to adoption of ASC 815-40	-	-	-	(522,136)	(522,136)

Net Loss	-	-	-	6,374,013	6,374,013

Balance, December 31, 2009 (unaudited)	65,107,118	$6,511	$25,800,092	$(28,449,951)	$(2,643,348)

Perf-Go Green Holdings, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	December 31, 2009	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,374,013	$(19,254,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of debt issue costs	580,323	-
Amortization of debt discount	2,309,823	-
Non-cash interest	153,004	-
Impairment loss on equipment	101,171	-
Depreciation	50,295	25,000
Warrant expense	47,439	-
Derivative expenses	-	26,310,000
Change in fair value remeasurement - embedded conversion option and warrants	(14,701,687)	(28,748,000)
Stock based compensation	1,830,004	10,953,000
Stock issued for services	404,095	2,946,000
Convertible Debentures	-	2,105,000
Stock issued for loan extention FGE	50,000	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	423,795	(399,000)
Due from factor	65,242	-
Inventory	(219,135)	-
Prepaids and other current assets	4,720	(8,000)
Deposits with vendor - related party	421,146	(1,650,000)
Increase (Decrease) in:
Accounts payable and accrued liabilties	579,536	116,000
Accrued expenses	378,891	-
Due to factor	-
Deferred revenue	(22,050)	-
Registration rights payable	-	893,000
Net Cash Used In Operating Activities	(1,169,375)	(6,711,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in reverse acquisition with Esys	-	2,100,000
Placement agent fee paid in connection with reverse merger	-	(210,000)
Cash paid to acquire equipment	-	(244,000)
Net Cash Provided By (Used In) Investing Activities	-	1,646,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	(33,625)	-
Proceeds from sale of convertible debt	200,000	5,950,000
Loan's payable-related parties	103,000
Issuance of common stock for cash	850,000
Placement agent fee in connection with fees for bridge and convertible notes	-	(595,000)
Proceeds from common stock payable	50,000	-
Net Cash Provided By Financing Activities	1,169,375	5,355,000

Net Increase (Decrease) in Cash and Cash Equivalents	-	290,000

Cash and Cash Equivalents - Beginning of Period	-	270,000

Cash and Cash Equivalents - End of Period	$-	$560,000

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$463	$276,000
Taxes	$-	$-

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Derivative liabilities associated with convertible debentures and warrants at inception	$-	$5,950,000
Derivative liabilities associated with placement agent warrants at inception	$-	$1,875,000
Conversion of debt and accrued interest to common stock	$2,110,471	$290,000
Reclassification of derivative liability to APIC in connection with conversion of debt to common stock	$33,004	$-
Remeasurement of derivative liability related to bridge warrants upon adoption of FASB ASC 815-40	$522,136	$-
Conversion of $550,000 face amount of convertible debentures into 733,332 shares of common stock	$-	$550,000

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009
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
December 31, 2009
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

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.  There were no cash equivalents at December 31, 2009 and March 31, 2009, respectively.

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2009 and March 31, 2009, there were no balances exceeding the insured limits.

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

At December 31, 2009 and March 31, 2009, the Company recorded an allowance for doubtful accounts receivable of $17,726 and $4,033, respectively.

Due (to) from Factor

On March 20, 2009, the Company entered into an agreement with a factor, which will provide, on a discretionary basis, a combined credit facility of $10 million for purchase order financing and factoring.  Under the agreement, the Company agreed to pay the factor a commission of 1.0% to 1.5% of the gross amount of each receivable.  In addition, the Company agreed that the factor will receive a minimum of $100,000 in commissions in the first 12 months.  As collateral for the Company’s obligations under this agreement, the Company has granted the factor a security interest in all of the company’s assets.  The factor advances 80% of the factored receivables and pays a percentage of the 20% when the factored receivable is collected. At December 31, 2009, the Company was owed $26,864 from the factor.

Deposits

The manufacturing of the Company’s biodegradable plastic products is outsourced to a sole supplier (“supplier”).  In order to secure initial product shipments expected, the Company has deposits of $1,111,901 and $1,533,047 with the supplier at December 31, 2009 and March 31, 2009, respectively. In order to secure full payment, the supplier retains title and risk of loss to the related inventory until final payment which occurs before shipment to the customer. The Company does not currently carry inventory for any significant period of time and inventory balances at December 31, 2009 and March 31, 2009, was $219,135 and $0, respectively.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

Long-Lived Assets

The Company carries long-lived assets at the lower of the carrying amount or fair value. Impairment is evaluated by estimating future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flow is less than the carrying amount of the assets, an impairment charge is recognized. Fair value, for purposes of calculating impairment, is measured based on estimated undiscounted future cash flows, discounted at a market rate of interest. For the three and six month periods ended December 31, 2009 and 2008, the Company did not record any impairment charges.

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

Segment Information

During fiscal years ended 2010 and 2009, the Company only operated in one segment; therefore, segment information has not been presented.

Revenue Recognition

The Company records revenue when the risks and rewards of ownership have transferred to customers which generally occurs when products are shipped and all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) product delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. In arriving at net sales, the Company estimates the amount of deductions that are likely to be taken by customers and adjusts that periodically based on historical experience. The Company records revenues upon shipment. In accordance with the revenue recognition policy of the Company, the factor has held back $26,864 in factored receivables. The Company has recorded a sales allowance reflecting this holdback.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to  Consolidated Financial Statements
December 31, 2009
(Unaudited)

Cost of Sales

Cost of sales represents the purchase of the Company’s products.

Earnings Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,”  Basic earnings per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

At December 31, 2009 and 2008 the Company’s common stock equivalents consisted of the following:

	2009	2008
Shares underlying convertible debt	6,560,000	7,469,000
Stock options	8,173,600	5,728,000
Warrants	40,488,340	22,196,667
Total common stock equivalents	55,221,940	39,393,667

For the three and nine month periods ended December 31, 2009, all of the Company’s common stock options and warrants had exercise prices in excess of the Company’s average market price of the common stock into which they convert, accordingly, there was no dilutive effect for these periods as it relates to the options and warrants. Related to the Company’s convertible notes, for the three and nine month periods ended December 31, 2009, on an “as if” converted basis, the Company had 10,690,942 dilutive common stock equivalents for both periods, resulting in total dilutive common shares of 45,866,112 and 45,671,322, respectively.  Additionally, dilutive net income reflects the add back of approximately $136,000 and $266,000 of interest expense related to the Senior Secured Convertible Debentures for the three and nine months ended December 31, 2009, respectively.   For the nine month period ended December 31, 2008, the Company reflected a net loss and the effect of considering any common stock equivalents would have been anti-dilutive for this period.  For the nine month period ended December 31, 2008, the Company had 14,217,000 dilutive common stock equivalents, which resulted in total dilutive shares of 47,392,000. Additionally, diluted income for the nine month period ended December 31, 2008 reflects the add back of approximately $812,000 of interest expense and related amortization of the Senior Secured Convertible Debentures.

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
December 31, 2009
(Unaudited)

Recent Accounting Pronouncements

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
December 31, 2009
(Unaudited)

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

Note 3 - Going Concern and Liquidity

As reflected in the accompanying consolidated financial statements, the Company had net cash used in operations of $1,169,375 for the nine month period ended December 31, 2009; and has a working capital deficit of $2,931,983 and a stockholders’ deficit of $28,449,951 at December 31, 2009.

Further, losses from operations are continuing subsequent to December 31, 2009 and the Company anticipates that it will continue to generate significant losses from operations for the near future. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future.  There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009
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

Note 4 Fair Value

The fair value of the Company's financial assets and liabilities reflects the Company's estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:
Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company's investment strategy is focused on capital preservation. The Company intends to invest in instruments that meet credit quality standards.  The current expectation is to maintain cash and cash equivalents, once these resources are available.

The following are the major categories of liabilities measured at fair value on a nonrecurring basis during at December 31, 2009 and March 31, 2009, respectively,, using quoted prices in active markets for identical liabilities (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

December 31, 2009:

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2009
Derivative Liabilities	$-	$1,216,693	$-	$1,216,693
Total	$-	$1,216,693	$-	$1,216,693

March 31, 2009:

	Level 1: Quoted Prices in Active Markets for Identical Liabilities	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total at December 31, 2009
Derivative Liabilities	$-	$15,381,809	$-	$15,381,809
Total	$-	$15,381,809	$-	$15,381,809

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

Note 5 - Due from Factor

Due (to) from factor at December 31, 2009 and March 31, 2009 is as follows:

	September 30, 2009	March 31, 2009
Accounts Receivable	$37,031	$253,272
Less: Advances	-	(156,216)
Less: Commissions	(317)	(2,829)
Less: Other Factoring Expenses	(9,850)	(2,121)
Due (To) From Factor	$26,864	$92,106

Note 6 - Equipment

Equipment at December 31, 2009 and March 31, 2009 consist of the following:

	December 31, 2009	March 31, 2009
Furniture and fixtures	$55,613	$171,181
Computer equipment	71,665	71,665
Software	83,392	83,392
	210,670	326,238
Less: accumulated depreciation	(76,739)	(40,841)
Equipment – net	$133,931	$285,397

During the three and nine months ended December 31, 2009, the Company recorded an impairment loss of $101,171, in connection with an asset that is no longer being used for economic benefit.

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

During the nine month period ended December 31, 2009,  $2,110,471 of the convertible debentures plus accrued interest of $153,004 were converted into 22,436,109 shares of common stock. There were no conversions for the nine month period ended December 31, 2008. The remaining face amount of the debentures is $3,280,000 as of December 31, 2009 and are due in May 2011, with respect to $600,000 of principal amount, and in June 2011, with respect to $2,480,000 of principal amount, and in December 2009, with respect to $200,000 of principal amount.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

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

The Convertible Debentures are convertible at the option of the Investors into shares of the Company’s common stock at the lower of the (a) “fixed conversion price” of $0.50 per share. As of December 31, 2009, the debentures can be converted into 6,560,000 shares of common stock based on the $0.50 per share conversion price, subject to adjustment for stock splits, stock dividends, or similar transactions, (b) “lowest conversion price” representing the lowest price, conversion price or exercise price offered by the Company in a subsequent equity financing, convertible security (subject to certain exceptions) or derivative instruments or (c) “mandatory default amount” representing the amount necessary to convert 110% of the face amount of the Convertible Debentures plus accrued interest and costs at the lower of the price of the common stock on the date of demand or the date of payment. The Company’s common stock price at the time of issuance of both the May and June 2008 Convertible Debentures exceeded the relevant conversion price (the fixed conversion price). As a result, the Company determined that since the conversion feature can result in a variable amount of shares being issued, the conversion feature is considered an embedded derivative liability, not a beneficial conversion feature, that needs to be separated from the “host contract” as described further below.

The Company is obliged to issue registered shares of common stock upon the exercise of all the above warrants and if it cannot do so within three business days, it is obliged to pay in cash the market value, plus brokerage commissions, of the common stock. Because of the “pay in cash” feature and the variability of the exercise price, the warrants above are considered to be a derivative liability as discussed further below.

In connection with the debt conversion, a ratable amount of debt issue costs and debt discount was amortized to interest expense.  Additionally, the Company intends to adjust the exercise price from $0.50 to $0.10, for the related warrants. As of December 31, 2009, the Company has not reissued the warrants or cancelled the old warrants realted to this transaction.

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

During the nine-month period ended December 31, 2009, the Debt holders converted $2,110,640 of Convertible Debentures and accrued interest of $153,004 into 22,436,109 shares of common stock of the Company (the “Conversion”). In connection with the Conversion, the Company recorded the face amount of these Convertible Debentures at the date of conversion plus the proportionate share of the related derivative liability.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

Convertible debt at December 31, 2009 is as follows:

Convertible debt – net at March 31, 2009	$138,592
Conversion of debt and accrued interest to common stock	(2,110,471)
Add:
Debt proceeds	200,000
Amortization of debt discount	2,309,823
Convertible debt – net at December 31, 2009	$537,944

(C) Placement Agent Warrants

In connection with the issuance of the Convertible Debentures and Warrants during fiscal year 2009, the Company paid a placement agent (the “Placement Agent”) a cash fee of $595,000 and issued them warrants, that have an exercise price of $0.50 per share, and expire five years from issuance.   These warrants have the same anti-dilution provisions as the warrants issued to the convertible debt investors. Because the above warrants have the same variable exercise price feature, and cash settlement provisions as the Investor Warrants described above, these warrants are also considered derivative liabilities. As such, their fair value at inception of approximately $1,394,000 was charged to derivative liability.   During fiscal year 2009, the Company recorded the aggregate of the cash and warrant compensation of approximately $1,989,000 as debt issue costs. For the three and nine months ended December 31, 2009 and 2008, amortization expense related to debt issuance costs was $283,443, $291,000, $580,323 and $495,000, respectively.

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

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

(E)  Derivative Liabilities As Remeasured – Summary at December 31, 2009 and March 31, 2009

	December 31, 2009	March 31, 2009
Fair value of embedded conversion feature – convertible debt	$105,323	$2,738,529
Fair value of warrants – convertible debt	183,560	2,588,093
Fair value of warrants - placement agent – in convertible debt offering	21,929	260,557
Fair value of warrant issued in connection with reverse acquisition	11,517	136,070
Fair value of warrants issued related to reverse acquisition to Investors	115,172	1,366,781
Fair value of additional warrants issued to investors	338,276	3,668,806
Fair value of bridge warrants	42,939
Fair value of warrants issued to factoring agent	23,184	259,484
Fair value of conversion feature and warrants - 2009	3,276	-
Fair value of additional warrants to investors for anti-dilution provision	371,517	4,363,489
Total derivative liabilities	$1,216,693	$15,381,809

For the three and nine months ended December 31, 2009 and 2008, the Company recorded income related to the total change in fair value due to remeasurement of derivative liabilities of $4,739,856, $12,745,000, $14,701,687 and $28,748,000, respectively. Derivative expense for the three and nine months ended December 31, 2009 and 2008 was $0, $0, $0 and $26,310,000, respectively

The Company computed the fair value of the above derivatives, including any mark to market adjustments as of December 31, 2009 and 2008 by using a Black-Scholes option pricing model calculation assuming the following assumptions:

	December 31, 2009	December 31, 2008
Expected dividends	0%	0%
Expected volatility	98.58% - 173.45%	93%
Expected term – embedded conversion option	1.62 – 1.69 years	3 years
Expected term – warrants	3.62 – 4.88 years	5 years
Risk free interest rate	0.57% - 2.02%	2.7% - 3.2%

Note 8 - Bridge Notes and Warrants and Loans Payable-Related Parties

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

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

On April 1, 2009, upon review of EITF 07-5 (ASC 815-40), “Determining Whether an Instrument (or Embedded Feature) Is Indexed to and Entity’s Own Stock”, the Company determined that the bridge warrants should have been recorded as derivative liability.  The impact to the Company’s March 31, 2009 financial statements was immaterial.  On April 1, 2009, the Company recorded a charge to retained earnings for $522,135, and recorded a derivative liability associated with the value of the bridge warrants. There is no debt discount recorded since the underlying debt was converted in March 2008.  At December 31, 2009, the Company remeasured the bridge warrants, and recorded an unrealized gain of $283,570.

The Company computed the fair value of the bridge warrants at December 31, 2009 and April 1, 2009 with the following assumptions:

	December 31, 2009	April 1, 2009
Expected dividends	0%	0%
Expected volatility	98.58% - 173.45%	149%
Expected term	3.62 years	3.87 years
Risk free interest rate	0.57% - 2.02%	1.39%

During 2009, the Company received advances of $103,000 from related parties, these advances are non-interst bearing, unsecured and due on demand.

Note 9 - Stockholders’ Deficit

During the nine months ended December 31, 2009, the Company had the following equity transactions:

(A) Stock Issued for Future Services

The Company issued 300,000 shares of common stock for future consulting services, having a fair value of $141,000 ($0.47/share).  The value of these services was being amortized over the requisite service period of the agreement, which is two years.  As of December 31, 2009 the consultant was no longer providing services to the Company, the remaining balance was expensed.

The Company issued 1,068,047 shares for consulting services, having a fair value of $263,095 (at share prices ranging from $.12 to $.50/share), based upon the quoted closing trading price.
(B) Common Stock Payable

In ___,2009, the Company received $1,000,000 from certain investors. Related to $150,000 of the $1,000,000, the Company has not accepted or formalized the related stock subscriptions, and accordingly has not issued common shares until the terms of the subscriptions become final. Accordingly, as of December 31, 2009, the company has recorded a common stock payable of $150,000.  During the nine months ended December 31, 2009, the Company issued 6,037,594 shares of common stock related to the receipt of $850,000 in cash proceeds.

(C) Loan Extension Fee

The Company issued 1,000,000 shares of common stock on December 18, 2009, as a loan extension fee, having a fair value of $50,000 ($.05/share), based upon the quoted closing trading price.

(D) Stock Options

In June 2008, the Company adopted the 2008 Share Incentive Plan (the “Plan”) which permits the granting of stock options and other forms of stock-based compensation to employees and consultants of the Company. Under the Plan, the Company has reserved 10,000,000 shares of common stock for issuance under the Plan.

Perf-Go Green Holdings, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

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

The total grant date fair value of options issued to employees, directors, officers and consultants during the nine months ended December 31, 2009 and 2008 was $0.37 and $2.07 per share, respectively.  For the three and nine months ended December 31, 2009 and 2008, the Company recognized $2,282, $2,272,000, $1,830,000 and $11,576,000, respectively, in stock-based compensation for employees, officer, directors, and consultants.   Additionally, for the nine months ended December 31, 2009 and 2008, the Company recognized $262,392 and $2,324,000, respectively, in compensation expense to consultants for stock issued for past services.

The Company valued the stock options as of December 31, 2009 and 2008 based upon the use of a Black-Scholes option-pricing model using the following management assumptions:

December 31, 2009
Risk-free interest rate	2.02%- 2.54%
Expected dividend yield	0%
Expected volatility	142.1% - 173.5%
Expected term	5 years
Expected forfeitures	0%

The following is a summary of the Company’s stock option activity:

	Options	Weighted Average Exercise Price
Outstanding – March 31, 2008	-	-
Exercised	-	-
Granted	7,723,600	$1.51
Forfeited	-	-

Outstanding – March 31, 2009	7,723,600	$1.51
Granted	450,000	$.68
Exercised	—	$—
Forfeited	—	$—
Outstanding – December 31, 2009	8,173,600	$1.45
Exercisable – December 31, 2009	8,167,289	$1.45

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price
Outstanding – March 31, 2008	1,650,000		$.69
Exercised	-		-
Granted	38,688,340		$.51
Forfeited	-		-
Outstanding – March 31, 2009	40,338,340	$	. 51
Granted	250,000		$.50
Exercised	—		$—
Forfeited	—		$—
Outstanding – December 31, 2009	40,588,340		$.51
Exercisable – December 31, 2009	40,588,340		$.51

At December 31, 2009 and 2008, the total intrinsic value of warrants outstanding and exercisable was $0.

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

Note 11 - Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of December 31, 2009 and March 22, 2010, the date the financial statements were issued, and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

In February 2010, we entered into an agreement to sell our inventory and product deposits in exchange for $320,000 cash and barter credits of $3,770,177. As of March 22, 2010, we have received $20,000 under this agreement.

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

The Company is considered to be in the development stage as defined in Accounting Standards Codifcation Topic 915, “Development Stage Entity,” and is subject to the risks associated with activities of development stage companies.  While we have raised a significant amount of financing in connection with the Share Exchange, our operations are unproven and therefore it is not certain that we will have sufficient cash to continue our activities for the coming twelve months.  We currently do not have any commitments for new funding.

Recent Financings

The Company completed the following financings during the period from November 15, 2007 (inception) to December 31, 2009:

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

On November 6, 2009, Perf-Go Green Holdings, Inc. (the “Company”) and its various Noteholders including, Dr. Sadah and Ms. Dror, Semper Gestion, E.G.G. Pension, Whalehaven Capital LP (“Whalehaven”), Brio Capital and Excalibur Special Opportunity Fund LP  entered into a debt conversion agreement (the “Debt Conversion Agreement”).  Pursuant to the Debt Conversion Agreement, all Noteholders agreed to convert the aggregate principal amount of $2,065,471.25 and accrued interest of $153,430.55 of its indebtedness into 22,346,109 restricted shares of common stock of the Company.

Financial Condition, Liquidity and Capital Resources

As indicated in the accompanying condensed consolidated financial statements, at December 31, 2009, the Company had $0 cash and $2,931,983 in negative working capital and a stockholders’ deficit of $2,643,348.

For the nine-month period ended December 31, 2009, the Company had a loss from operations of $5,081,713 and utilized $1,169,374 of cash in operating activities. Further, losses from operations are continuing subsequent to December 31, 2009 and the Company anticipates that it will continue to generate significant losses from operations for the near future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company believes its current available cash along with anticipated revenues will be insufficient to meet its cash needs for the near future and its ability to continue as a going concern is in question.  The Company has been actively negotiating with a number of potential investors to obtain additional financing to meet its cash flow needs for at least the next several weeks.  At the present time, these additional financings have not been consummated and there can be no assurance that the Company will be able to obtain sufficient financing on acceptable terms, if at all.  In the event the Company cannot obtain the needed financing within the next several weeks, the Company may have to materially curtail or even cease its operations.  The Company is making every effort to remedy this situation, but there can be no assurance such efforts will be successful, and the Company is considering all options. In addition to the Company’s implementation of previous cost cutting measures, the Company is conducting an internal review of all previous business expenses incurred including travel and entertainment to confirm these charges were an appropriate use of company resources.

On February 2010, we entered into an agreement to sell our inventory and product deposits in exchange for $320,000 cash and barter credits of $3,770,177. As of March 22, 2010, we have received $20,000 under this agreement.

We currently have no material commitments for capital expenditures.

Results of Operations

We began operations on November 15, 2007 and emerged from the development stage during the three months ended December 31, 2008 as we commenced principal operations and generated significant revenues. Our activities from November 15, 2007 through the period ended December 31, 2009 have included capital raising (resulting in the debt and equity-based financing described in Recent Financings above), development and marketing of our biodegradable plastic products, development of mass market product distribution networks for the intended distribution of the products, recruiting personnel, development of an infrastructure to support the planned business and commencement of revenues.

Our results of operations for the ninemonth periods ended December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Revenues	$1,133,128	$888,000
Loss from operations	(5,081,713)	(18,394,000)
Other income	11,455,726	(860,000)
Net income (loss)	$6,374,013	$19,254,000

Revenues for the three and nine months period ended December 31, 2009 primarily reflect shipments to Walgreens and CVS Pharmacy as well as sales to a variety of smaller customers.

Loss from operations was driven by general and administrative costs of $1,192,000, $3,652,000, $5,367,000 and $18,681,000 for the three and nine months periods ended December 31, 2009 and 2008, respectively. Included in general and administrative costs for the three and nine months period ended December 31, 2009 are non-cash charges for stock compensation of  $214,000 and $2,234,000, including stock compensation for employees, officers, directors and various consultants, respectively. We may incur significant increases in stock-based compensation as we issue additional options and stock grants to employees, directors, officers and consultants.  Stock-based compensation included in general & administrative costs for the three and nine months period ended  December 31 2009 and  2008 was $2,291,000, $13,900,000, including stock compensation for employees, officers, and directors.

Other general and administrative expenses excluding stock-based compensation consisted of the following for the nine months periods ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Salary expense and related	$804,000	$885,000
Investor relations & marketing	180,000	1,020,000
Legal and professional	286,000	671,000
All other general & administrative	1,860,000	2,205,000
	$3,130,000	$4,781,000

We expect that our operating expenses, to the extent we have cash to fund them, will continue to increase in subsequent quarters as we focus our attention on expanding our product introduction, marketing, investor and public relations and investments in our operating infrastructure.

Other income (expense) includes the following:

	December 31, 2009	December 31, 2008
Derivative liability expense at	$-0-	$(26,310,120)
Change in value of derivative liability	14,701,687	28,748,120
Damages accrued under registration rights agreement	(893,000)	(893,000)
Amortization of debt discount	(2,309,823)	(1,605,000)
Amortization of debt issuance costs	(580,323)	(500,000)
Interest expense and amortization	(355,815)	(340,000)
Interest income	-0-	40,000
Total other income	$11,455,726	$860,000

Derivatives –   As discussed further in Notes 7 to the condensed consolidated financial statements, the Company issued Convertible Debentures and Warrants which contain features that have variability in the conversion or exercise price and, with respect to the Warrants, contain a settlement in cash feature if sufficient registered shares cannot be delivered upon exercise of the Warrant. As such, these instruments are accounted for as derivative liabilities because (a) the ultimate amount of shares which we could be required to issue is not known and may increase significantly and (b) we could have to pay cash to the warrant holders for the market value of the shares underlying the warrants. As Derivative liabilities, these uncertainties are reflected as obligations of the Company until they are resolved through conversion, exercise or expiration.

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

Our results of operations for the three-months periods ended December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Revenues	$242,991	$462,000
Loss from operations	(1,026,349)	(3,521,000)
Other income (expense)	3,239,224	11,401,000
Net income (Loss)	$2,212,875	$7,880,000

Revenues for the nine months period ended December 31, 2009 primarily reflect shipments to  Walgreens and CVS Pharmacy as well as sales to a variety of smaller customers.

Loss from operations was driven by general and administrative costs of $1,192,412 and $3,652,000 for the three months periods ended December 31, 2009 and 2008, respectively. Included in general and administrative costs for the three months period ended December 31, 2009 and 2008 are non-cash charges for stock compensation of  $112,000 and $2,291,000. We may incur significant increases in stock-based compensation as we issue additional options and stock grants to employees, directors, officers and consultants.

Other general and administrative expenses excluding stock-based compensation consisted of the following for the nine-month periods ended December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Salary expense and related	$190,000	$360,000
Investor relations & marketing	-	136,000
Legal and professional	60,000	196,000
All other general & administrative	726,000
	$976,000	$1,361,000

We expect that our operating expenses, to the extent we have cash to fund them, will continue to increase in subsequent quarters as we focus our attention on expanding our product introduction, marketing, investor and public relations and investments in our operating infrastructure.

Derivatives

As discussed further in Notes 7 to the condensed consolidated financial statements, the Company issued Convertible Debentures and Warrants which contain features that have variability in the conversion or exercise price and, with respect to the Warrants, contain a settlement in cash feature if sufficient registered shares cannot be delivered upon exercise of the Warrant. As such, these instruments are accounted for as derivative liabilities because (a) the ultimate amount of shares which we could be required to issue is not known and may increase significantly and (b) we could have to pay cash to the warrant holders for the market value of the shares underlying the warrants. As Derivative liabilities, these uncertainties are reflected as obligations of the Company until they are resolved through conversion, exercise or expiration.

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

Share-Based Payments – We follow accounting principles generally accepted in the United States (U.S. GAAP) which establishes standards for share-based transactions in which an entity receives employee’s or consultants services for (a) equity instruments of the entity, such as stock options or warrants, or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of such equity instruments.  U.S. GAAP requires that we expense the fair value of stock options and similar awards, as measured on the awards’ grant date.  This applies to all awards granted after the date of adoption, and to awards modified, repurchased or cancelled after that date.

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

At December 31, 2009, we had derivative instruments principally related to our issuance of Convertible Debentures and Warrants as discussed further in Note 7 to the condensed consolidated financial statements.  The Convertible Debentures and Warrants have features which make their conversion or exercise price variable and the Warrants contain provisions calling for cash settlement in certain circumstances.  As of December 31, 2009, we have a derivative liability of $1,216,693.  The decrease in the derivative liability from inception represents the decrease in the market price of our stock during the periods presented.

Recent Accounting Pronouncements

In April 2009, the FASB issued Accounting Standards Codification (ASC) Topic 805, Business Combinations.  This topic requires that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. The topic defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  The Topic will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  The Topic will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  The Topic will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, Topic 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of Topic 805 is not expected to have a material effect on its financial position, results of operations or cash flows.

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

Effective July 1, 2009, the Company adopted The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105-10), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.

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

Our current management acknowledges that they are responsible for establishing and maintaining effective internal control over financial reporting for the Company. Because of the abbreviated period of approximately twelve months during which the Company, operating as Perf-Go Green, Inc., was a reporting company during the period ended December 31, 2009, management had not completed an assessment of the Company’s internal control over financial reporting under a recognized control framework. That assessment process is ongoing and will be completed during the fiscal year ending March 31, 2010. Accordingly, the Company will include management’s required and formal report on its assessment of the effectiveness of the Company’s internal control over financial reporting in its annual report for that period.

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

(c) Changes in Internal Controls Over Financial Reporting. There were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for period ended December 31, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities and use of proceeds for the period ended December 31, 2009.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the period ended December 31, 2009.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted for a vote of our security holders during the period ended December 31, 2009.

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

PERF-GO GREEN HOLDINGS, INC.
(Registrant)

Date: March 22, 2010	By:	/s/ Michael Caridi
Michael Caridi, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)